Form 10-K
period 1993-12-31
BAYBANKS INC
filed 1994-03-28
CIK 10497

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 0-959

                                 BAYBANKS, INC.
                                  (REGISTRANT)

                MASSACHUSETTS                                   04-2008039
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                              175 FEDERAL STREET,
                          BOSTON, MASSACHUSETTS 02110
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 482-1040

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $2.00 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1994:

                   COMMON STOCK, $2.00 PAR -- $1,015,129,206

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 10, 1994:

                     COMMON STOCK, $2.00 PAR -- 18,798,689

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the 1993 Annual Report to stockholders are incorporated by reference in Parts I and II.

     Portions of the proxy statement for the annual meeting of stockholders to be held on April 28, 1994 are incorporated by reference in Part III.

     The list of exhibits to this report appears on pages 17 and 18.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL COMPANY INFORMATION

     As used herein, the "Company" means BayBanks, Inc. alone or BayBanks, Inc. together with its consolidated subsidiaries, depending on the context, and the "BayBanks" means the Company's three bank subsidiaries.

     BayBanks, Inc., established in 1928, is one of the largest bank holding companies in Massachusetts and is headquartered in Boston, Massachusetts. At December 31, 1993, the Company had total assets of $10.1 billion, total deposits of $8.8 billion, total stockholders' equity of $703 million, and 5,571 full-time equivalent employees. The Company's largest subsidiary is BayBank, a Massachusetts commercial bank based in Burlington, Massachusetts, that had total assets of $9.2 billion at December 31, 1993. BayBank Boston, N.A. is based in the Company's headquarter's city and BayBank Connecticut, N.A. is located in Hartford, Connecticut. The Company also maintains a loan production office in Portland, Maine.

     The Company has an extensive banking network with 201 full-service offices and 356 automated banking facilities serving 156 cities and towns in Massachusetts and two in Connecticut. The Company uses state-of-the-art computer and telecommunications technology to process customer transactions, provide customer information, and increase the efficiency of its data processing activities. BayBank Systems, Inc., a nonbank subsidiary of the Company, engages in data processing, product and systems development, and other technologically oriented operations, principally for the Company but also for franchisees and correspondents. In particular, BayBank Systems, Inc., operates the Company's proprietary X-Press 24(R) automated teller machine ("ATM") network. BayBanks Credit Corp. (a subsidiary of BayBank Systems, Inc.) and BayBanks Mortgage Corp. (a subsidiary of BayBank) provide instalment loan, credit card, and mortgage loan operations and services, and BayBanks Mortgage Corp. also services approximately $2.0 billion of residential mortgage loans originated by the BayBanks and placed in the secondary market. Other subsidiaries provide brokerage, investment management, and general management services to the BayBanks and other affiliates.

     The following presents selected financial information for the Company's three banking subsidiaries:

                                                                AT DECEMBER 31
                                                 ---------------------------------------------
                                                                                   CONNECTICUT
                                                          MASSACHUSETTS            -----------
                                                 -------------------------------
                                                                       BAYBANK       BAYBANK
                                                      BAYBANK          BOSTON      CONNECTICUT
                                                 -----------------   -----------   -----------
                                                  1993       1992    1993   1992   1993   1992
                                                 ------     ------   ----   ----   ----   ----
                                                 (IN MILLIONS)
    Interest-bearing deposits and other
      short-term investments...................  $  785     $1,092   $ 55   $ 88   $  2   $  2
    Securities portfolios......................   2,132      1,592     42     34      1      1
    Total loans................................   5,479      5,373    586    521     75     93
    Total earning assets.......................   8,396      8,057    684    643     79     96
    Total assets...............................   9,179      8,905    896    835     86    105
    Total deposits.............................   8,077      8,278    764    680     59     55
    Subordinated debt..........................      47         47      5      5     --     --
    Stockholders' equity.......................     542        482     55     48     10     10

GENERAL BANKING BUSINESS

     The Company provides a complete range of banking and related financial services, with particular emphasis on retail and middle market business customers. In addition to its normal deposit and lending activities, the Company aggressively pursues fee income opportunities, both in traditional and automated banking services and in the investment field, including acting as investment adviser and shareholder servicing agent for BayFunds(R), a proprietary mutual fund family.

  Retail Banking

     The Company -- a recognized leader in consumer banking -- has the largest retail market share in Massachusetts. More households in Massachusetts do business with the BayBanks than with any other banking organization. The Company offers a wide variety of retail banking products, including FDIC-insured checking, money market, savings, and time deposit accounts; credit cards; home mortgages and home equity financing; instalment loans; and trust and private banking services.

     The Company's proprietary X-Press 24 network, the 11th largest ATM network in the country, operates over 1,000 ATMs in Massachusetts and Connecticut and produces approximately 11 million transactions per month; the Company has approximately 1 million ATM cards in use. In addition, the BayBank X-Press 24 Cash(R) network operates cash machines located in major retail stores in Massachusetts. Approximately 88 nonaffiliated financial institutions are X-Press 24 network members. X-Press 24 cardholders can perform automated banking transactions at over 65,000 CIRRUS(R) and NYCE(R) terminals worldwide. Qualifying cardholders can also use their cards to make point-of-sale purchases at retail establishments worldwide, including Mobil(R) stations, grocery stores and, through BayBank X-Press Check(R), anywhere MasterCard(R) is accepted. The Company provides a broad range of support and maintenance services to the X-Press 24 network member institutions. In addition to its branch and ATM networks, the Company operates a customer service center twenty-four hours a day, seven days a week, that provides customer service and product information, opens consumer banking accounts, and fills customer orders, including those from its catalog of banking services.

  Corporate Banking

     The Company provides a comprehensive range of cash management, credit, deposit, international banking, and related services to businesses, hospitals, educational institutions, and local governments, with particular emphasis on the Massachusetts middle market. Specialized products available to BayBanks' business and governmental customers include personal computer-based cash management services with which a customer may perform a range of deposit account transactions; X-Press Trade(R), offering automated international letter of credit services; BayBank X-Press Tax(R) for automated payroll tax depositing; a Collateralized Municipal Money Market Account; and the Escrow Client Account Service. BayBank also acts as corporate trustee for bond offerings and as trustee or custodian for employee benefit and pension plans.

     Specific lending groups focus on healthcare and educational institutions, municipalities, retailers, automobile dealers, and emerging technology companies. The Company also provides secured financing, in the form of asset-based lending, leasing, and real estate lending, for commercial customers. The Company's general corporate lending activities are directed toward small and middle market companies in the New England region, with a primary emphasis on Massachusetts enterprises.

  Investment Services

     The Company's subsidiaries offer a wide range of investment services to individuals and business customers. The government and municipal securities dealerships at BayBank Boston, N.A., participate in the underwriting of Massachusetts municipal obligations and engage in private placement activities. BayBanks Brokerage Services, Inc., provides retail brokerage services. BayBanks Investment Management, Inc., a registered investment adviser, provides portfolio advice and asset management for individuals and businesses and manages the BayBank trust department's common and collective trust funds. As of December 31, 1993, the BayBank trust department had total assets of $5.2 billion under management or in custody. BayBanks Investment Management, Inc., acts as investment adviser to several portfolios of BayFunds, a proprietary mutual fund family, and BayBank Boston, N.A. acts as investment adviser to one other BayFunds portfolio. BayFunds added equity and bond portfolios to its existing money market portfolio during the first quarter of 1993.

COMPETITION

     The BayBanks operate in a highly competitive banking market. All of the banks compete with other commercial banks in their respective service areas, with several large commercial banks located in the City of Boston, and with a number of large regional and national commercial banks located throughout the country. Legislation enacted in recent years and changing regulatory interpretations have substantially increased the geographic and product competition among commercial banks, thrift institutions, mortgage companies, leasing companies, credit unions, finance companies, and nonbanking institutions, including mutual funds, insurance companies, brokerage firms, investment banks, and a variety of financial services and advisory companies. In the international business, the BayBanks compete with other domestic banks having foreign operations and with major foreign banks and other financial institutions.

GOVERNMENT MONETARY POLICY

     The earnings and growth of the banking industry in general are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). An important function of the Federal Reserve Board is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in U.S. Government securities, changes in the discount rates on member bank borrowings, and changes in amount or methods of calculating reserve requirements against member banks' deposits. These means, used in varying combinations, influence the overall growth of bank loans, investments, and deposits as well as the rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. The effect of such policies upon the future business and earnings of the Company cannot be predicted.

GENERAL BANKING REGULATION

     The Company is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. As a bank holding company, the activities of the Company and its bank and nonbank subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The Company may not acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The Company is also subject to the Massachusetts and Connecticut bank holding company laws that, respectively require the Company to obtain the prior approval of the Massachusetts Board of Bank Incorporation and the Connecticut Banking Commissioner for holding company mergers and bank acquisitions.

     The Company's largest subsidiary bank, BayBank, is subject to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Banks of the Commonwealth of Massachusetts ("Bank Commissioner"). BayBank Boston, N.A. and BayBank Connecticut, N.A., are national banking associations subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). All of the Company's subsidiary banks are insured by and subject to certain regulations of the FDIC. They are also subject to various requirements and restrictions under federal and state law, which include requirements to obtain regulatory approval of certain business transactions, including establishing and closing bank branches; requirements to maintain reserves against deposits; restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon; and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's subsidiary banks.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of bank subsidiaries), except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided for increased funding for FDIC deposit insurance and for expanded regulation of the banking industry.

     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital ratio categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

     A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. The critical capital level must be a level of tangible equity equal to at least 2% of total assets, but may be fixed at a higher level by regulation. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating and may be reclassified to a lower category by action based on other supervisory criteria. For an institution to be well capitalized it must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of at least 5% and not be subject to any specific capital order or directive. For an institution to be adequately capitalized it must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of at least 4% (3% in some cases).

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to increased regulatory monitoring and growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount needed to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

     Each of the bank subsidiaries of the Company exceeds current minimum regulatory capital requirements and qualify as well capitalized under the regulations relating to prompt corrective action (see "Regulatory Capital Requirements").

     The FDIC has adopted regulations governing the receipt of brokered deposits that require certain banks, depending on their capital ratios and other factors, to obtain a waiver from the FDIC before they may accept brokered deposits, and that limit the interest rates certain banks can offer on deposits. Although the Company does not solicit brokered deposits, all of its bank subsidiaries are free to do so without restraint under the regulation.

     Under FDIC's risk-based deposit insurance premium system for the Bank Insurance Fund ("BIF"), which went into effect on January 1, 1993, banks currently pay within a range of 23 cents per $100 of domestic deposits (the prior rate for all institutions) to 31 cents per $100 of domestic deposits, depending on their risk classification. To arrive at a risk-based assessment for each bank, the FDIC places the bank in one of nine risk categories, using a two-step process based first on capital ratios and then on other relevant supervisory information. Each institution is assigned to one of three groups (well capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. For these purposes, a well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution must have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio, and a 4% Tier 1 leverage capital ratio. An undercapitalized institution is one that does not meet either of the foregoing definitions. Each institution is also assigned to one of three supervisory subgroups based on an evaluation of the risk posed by the institution to the BIF. Well capitalized banks presenting the lowest risk to the BIF pay the lowest assessment rate, while undercapitalized banks presenting the highest risk pay the highest rate. The BayBanks' capital ratios at December 31, 1993, placed them in the well capitalized category for assessment purposes. The assessment will depend upon the level of deposit balances and the BayBanks' applicable risk categories (see "Regulatory Capital Requirements").

     Other significant provisions of FDICIA require federal banking regulators to draft standards in a number of areas to assure bank safety and soundness, including internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. The legislation also contains provisions that require the adoption of capital guidelines applicable to interest rate risks; tighten independent auditing requirements; restrict the activities and investments of state-chartered insured banks; strengthen various consumer banking laws; limit the ability of undercapitalized banks to borrow from the Federal Reserve's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

     The full impact of FDICIA will not be completely known until the adoption by the various federal banking agencies of all of the implementing regulations. However, FDICIA has resulted in increased costs for the banking industry due to higher FDIC assessments and increased compliance burdens. Otherwise, FDICIA has not had an adverse effect on the Company's operations.

REGULATORY CAPITAL REQUIREMENTS

     Under the three federal banking regulators' risk-based capital measures for banks and bank holding companies a banking organization's reported balance sheet is converted to risk-based amounts by assigning each asset to a risk category, which is then multiplied by the risk weight for that category. Off-balance sheet exposures are converted to risk-based amounts through a two-step process. First, off-balance sheet assets and credit equivalent amounts (e.g., interest rate swaps) are multiplied by a credit conversion factor depending on the defined categorization of the particular item. Then the converted items are assigned to a risk category that weights the items according to their relative risk.

     The total of the risk-weighted on-and off-balance sheet amounts represents a banking organization's risk-adjusted assets for purposes of determining capital ratios under the risk-based guidelines. Risk-adjusted assets can either exceed or be less than reported assets, depending on the risk profile of the banking organization. Risk-adjusted assets for institutions such as the Company will generally be less than reported assets because retail banking activities include proportionally more residential real estate loans with a lower risk rating and a relatively small off-balance sheet position.

     A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, certain other capital instruments, and term subordinated debt, which is discounted at 20% a year during its final five years of maturity. The Company's major capital components include stockholders' equity in core capital, and the allowance for loan losses and grandfathered floating rate notes, subject to a 40% discounting in the fourth quarter of 1993, in supplementary capital.

     At December 31, 1993, the minimum risk-based capital requirements were 4.00% for core capital and 8.00% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.00%, although banking organizations are expected to exceed that amount by 100 or 200 basis points or more, depending upon their circumstances.

     At December 31, 1993, the Company's consolidated risk-based capital ratios were 10.68% for core capital and 12.40% for total capital, and at December 31, 1992, were 10.37% and 12.30%, respectively. The Company's consolidated leverage ratio was 7.26% at December 31, 1993, and 6.79% at December 31, 1992. These ratios exceeded the minimum regulatory guidelines.

     During the fourth quarter of 1992, the Company completed a public offering of 2.3 million shares of common stock that raised $79.3 million in capital. The Company contributed $8 million in capital to its subsidiaries during 1992 and $22 million during 1993, with the remaining funds held in the parent company's cash and securities portfolios. The Company reinstated its quarterly cash dividend in the first quarter of 1993 at an initial rate of $.20 per share; an equal amount was paid in the second quarter. In the third quarter of 1993, the Company increased its quarterly cash dividend to $.25 per share, which dividend was also paid in the fourth quarter. Total dividends declared for 1993 were $.90 per share. On January 27, 1994, the Board of Directors raised the quarterly dividend amount when it declared a dividend of $.35 per share paid on March 1, 1994.

     The following table presents the risk-based and leverage capital ratios required for depository institutions to be considered well capitalized under applicable federal regulations and the reported capital ratios of the Company and its bank subsidiaries at December 31, 1993:

                                          RISK-BASED RATIOS
                    -------------------------------------------------------------
                           TIER 1 CAPITAL                   TOTAL CAPITAL                  LEVERAGE RATIO
                    -----------------------------   -----------------------------   -----------------------------
                      REQUIRED TO BE                  REQUIRED TO BE                  REQUIRED TO BE
                    WELL CAPITALIZED(1)  REPORTED   WELL CAPITALIZED(1)  REPORTED   WELL CAPITALIZED(1)  REPORTED
                    -------------------  --------   -------------------  --------   -------------------  --------
    BayBanks,
      Inc..........          n/a%          10.68%            n/a%          12.40%            n/a%          7.26%
    BayBank........         6.00            8.99           10.00           10.72            5.00           6.18
    BayBank Boston,
      N.A..........         6.00           10.24           10.00           12.19            5.00           6.14
    BayBank
      Connecticut,
      N.A..........         6.00           14.05           10.00           15.34            5.00           9.83

- ---------------

(1) Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a -- not applicable

     The Company and its bank subsidiaries are not subject to any agreements or understandings with their regulatory authorities and all prior regulatory commitments made have been fulfilled.

STATISTICAL DISCLOSURES

     Securities Act Guide 3, Statistical Disclosure by Bank Holding Companies, requires certain statistical disclosures. The statistical information required is either incorporated by reference from the Company's 1993 Annual Report as indicated in the index below, presented in statistical tables within this section, or is not applicable. This information should be read in conjunction with the Financial Review incorporated by reference in Item 7 and the consolidated financial statements and related notes incorporated by reference in
Item 8 in this report.

                                                                              PAGE OF 1993
                                                                             ANNUAL REPORT
                                                                            INCORPORATED BY      PAGE IN
                                                                                REFERENCE      THIS REPORT
                                                                            ---------------    -----------
Distribution of Assets, Liabilities, and Stockholders' Equity; Interest
  Rates and Interest Differential
    Average balances.......................................................          34             --
    Summary of operations*.................................................          35             --
    Average yields and rates paid..........................................          36             --

- ---------------

* The caption "Dividends paid per share" in the Summary of operations should read "Dividends declared per share."

                                                                              PAGE OF 1993
                                                                              ANNUAL REPORT
                                                                             INCORPORATED BY     PAGE IN
                                                                                REFERENCE      THIS REPORT
                                                                             ---------------   -----------
    Analysis of net interest income........................................          --              8
Securities Portfolios
    Book value by security type............................................          --              9
    Year-end maturities and yields of principal debt securities............          25             --
    Securities of an issuer in excess of 10% of stockholders' equity.......          --            n/a
Loan Portfolio
    Distribution of loans..................................................          37             --
    Maturity distribution of commercial and commercial real estate loans...          --              9
    Nonperforming assets and accruing loans 90 days or more past due.......          37             --
    Policy for placing loans on nonaccrual status..........................          24             --
    Interest income which would have been recorded on nonperforming loans had they performed in accordance with their original terms vs.
    interest income actually recorded on nonperforming loans...............          24            --
    Foreign outstandings...................................................          --            n/a
    Loan concentrations....................................................          --            n/a
    Other interest-bearing assets..........................................          --            n/a
Summary of Loan Loss Experience
    Summary of loan loss experience........................................          --             10
    Discussion of additions to the allowance...............................       14-15             --
    Distribution of allowance for loan losses..............................          --             10
Deposits
    Average balances of deposit categories.................................          34             --
    Rates paid.............................................................          36             --
    Foreign deposits in domestic offices...................................          --            n/a
    Remaining maturities of time deposits -- $100,000 or more..............          --             11
    Amount outstanding of time deposits -- $100,000 or more, issued by a
     foreign office........................................................          --            n/a
Return on Equity and Assets
    Return on average stockholders' equity.................................          35             --
    Return on average total assets.........................................          35             --
    Dividend payout ratio..................................................          --             *
    Average equity to average assets ratio.................................          --             **
Short-Term Borrowings......................................................          --             11

- ---------------

n/a -- not applicable

 * The dividend payout ratio was 25.2% in 1993 and 45.6% in 1989; the dividend payout ratio was not meaningful in 1990. There were no dividends paid in 1991 or 1992.

** The average equity to average assets ratio was 7.01% in 1993, 5.67% in 1992, 5.10% in 1991, 5.55% in 1990, and 6.05% in 1989.

                        ANALYSIS OF NET INTEREST INCOME

                                                                           CHANGE DUE TO:
                                                                     --------------------------
                                                                      CHANGE            LOWER
                                                   INCREASE             IN            INTEREST
                                                   (DECREASE)        BALANCES           RATES
                                                   ---------         --------         ---------
                                                     (IN THOUSANDS ON A TAX EQUIVALENT BASIS)
1993 COMPARED WITH 1992(1)
Short-term investments...........................  $  (2,994)        $ (1,002)        $  (1,992)
Securities portfolios(2).........................     (1,871)          10,670           (12,541)
Loans(3).........................................    (59,980)         (12,128)          (47,852)
                                                   ---------         --------         ---------
  Total..........................................    (64,845)          (2,460)          (62,385)
                                                   ---------         --------         ---------
NOW & savings accounts...........................    (15,264)           5,591           (20,855)
Money market deposit accounts....................    (31,255)          (3,896)          (27,359)
Consumer time....................................    (25,113)          (9,876)          (15,237)
Time--$100,000 or more...........................     (1,162)            (644)             (518)
Short-term borrowings & long-term debt...........       (567)              44              (611)
                                                   ---------         --------         ---------
  Total..........................................    (73,361)          (8,781)          (64,580)
                                                   ---------         --------         ---------
Net interest income..............................  $   8,516         $  6,321         $   2,195
                                                   ---------         --------         ---------
                                                   ---------         --------         ---------
1992 COMPARED WITH 1991
Short-term investments...........................  $ (17,094)        $ (3,105)        $ (13,989)
Securities portfolios(2).........................    (13,392)          14,151           (27,543)
Loans(3).........................................   (126,652)         (57,696)          (68,956)
                                                   ---------         --------         ---------
  Total..........................................   (157,138)         (46,650)         (110,488)
                                                   ---------         --------         ---------
NOW & savings accounts...........................    (27,240)          19,085           (46,325)
Money market deposit accounts....................    (76,137)         (12,008)          (64,129)
Consumer time....................................    (48,241)         (22,273)          (25,968)
Time--$100,000 or more...........................     (9,308)          (7,871)           (1,437)
Short-term borrowings and long-term debt.........    (17,027)         (12,214)           (4,813)
                                                   ---------         --------         ---------
  Total..........................................   (177,953)         (35,281)         (142,672)
                                                   ---------         --------         ---------
Net interest income..............................  $  20,815         $(11,369)        $  32,184
                                                   ---------         --------         ---------
                                                   ---------         --------         ---------

- ---------------

(1) The rate/volume variance is allocated to the average balance category.
(2) Presented on a tax equivalent basis at the combined effective federal and state tax rate of 43.2% for 1993 and 42.3% for 1992.
(3) Loan income includes loan fees, primarily related to commercial and residential real estate loans, of $6.2 million in 1993, $6.8 million in 1992, and $7.4 million in 1991. Nonperforming loans (nonaccrual loans) are included in average loan balances. Interest income is recorded on an accrual basis. Thus, nonperforming loans do not contribute to net interest income and affect the net interest margin.

                       SECURITIES AVAILABLE FOR SALE (1)
                                 AT DECEMBER 31

                                     1993                      1992
                            -----------------------   -----------------------
                                         ESTIMATED                 ESTIMATED
                            AMORTIZED      MARKET     AMORTIZED      MARKET
                               COST        VALUE         COST        VALUE
                            ----------   ----------   ----------   ----------
                                             (IN THOUSANDS)
U.S. Government............ $  322,707   $  325,984   $1,433,945   $1,440,821
State and local
  governments..............     18,964       18,968           --           --
Corporate and other........    256,500      256,500           --           --
Mortgage-backed
  securities...............     30,832       31,994       88,932       90,096
                            ----------   ----------   ----------   ----------
                            $  629,003   $  633,446   $1,522,877   $1,530,917
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------

- ---------------

(1) There were no securities available for sale as of December 31, 1991.

                             INVESTMENT SECURITIES
                                 AT DECEMBER 31

                                    1993                     1992                      1991
                            ---------------------   -----------------------   -----------------------
                                        ESTIMATED                ESTIMATED                 ESTIMATED
                            AMORTIZED    MARKET     AMORTIZED      MARKET     AMORTIZED      MARKET
                              COST        VALUE        COST        VALUE         COST        VALUE
                            ---------   ---------   ----------   ----------   ----------   ----------
                                                         (IN THOUSANDS)
U.S. Government............ $1,203,315  $1,209,703  $       --   $       --   $  627,050   $  657,249
State and local
  governments..............   128,997     129,352       37,869       38,401       25,547       26,258
Mortgage-backed
  securities...............        --          --           --           --      651,381      679,224
Asset-backed securities....   204,798     204,086           --           --           --           --
Industrial revenue bonds...    59,958      59,958       75,938       75,938       91,345       91,345
Corporate and other........     1,992       1,992       42,685       42,685        2,038        2,038
                            ---------   ---------   ----------   ----------   ----------   ----------
                            $1,599,060  $1,605,091  $  156,492   $  157,024   $1,397,361   $1,456,114
                            ---------   ---------   ----------   ----------   ----------   ----------
                            ---------   ---------   ----------   ----------   ----------   ----------

      MATURITY DISTRIBUTION OF COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS
                              AT DECEMBER 31, 1993

                                                                AFTER ONE        OVER
                                                  ONE YEAR     BUT WITHIN        FIVE
                                                  OR LESS     FIVE YEARS(1)    YEARS(1)     TOTAL(2)
                                                 ----------   -------------   ----------   ----------
                                                                    (IN THOUSANDS)
Commercial.....................................  $  837,203     $ 401,474      $ 38,540    $1,277,217
Commercial real estate.........................     216,486       512,733       157,238       886,457
                                                 ----------   -------------   ----------   ----------
                                                 $1,053,689     $ 914,207      $195,778    $2,163,674
                                                 ----------   -------------   ----------   ----------
                                                 ----------   -------------   ----------   ----------

- ---------------

(1) Of the total commercial and commercial real estate loans above with remaining maturities in excess of one year, 50% have adjustable rates of interest.

(2) Excludes $47,751 of commercial and $49,014 of commercial real estate nonperforming loans.

                        SUMMARY OF LOAN LOSS EXPERIENCE

                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans outstanding at December 31.....  $6,103,170   $5,937,999   $6,353,034   $7,130,341   $8,012,894
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Average loans........................  $5,910,489   $6,152,838   $6,735,040   $7,456,250   $7,816,071
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Allowance for Loan Losses
  Beginning balance at January 1.....  $  192,700   $  212,500   $  214,203   $   84,732   $   52,732
  Loans charged off:
     Commercial......................      24,231       62,437       73,833       57,735       24,158
     Commercial real estate..........      15,513       29,237       48,885       74,116        9,799
     Residential mortgage............      11,203       12,861       17,250        5,680           --
     Instalment......................      29,016       36,255       35,686       28,015       11,888
                                       ----------   ----------   ----------   ----------   ----------
          Total loans charged off....      79,963      140,790      175,654      165,546       45,845
                                       ----------   ----------   ----------   ----------   ----------
  Recoveries:
     Commercial......................      11,778        6,660        2,254        1,081          990
     Commercial real estate..........       2,339          778          965           71           --
     Residential mortgage............       2,062          974           79           --           --
     Instalment......................       6,080        5,742        5,253        3,907        1,855
                                       ----------   ----------   ----------   ----------   ----------
          Total recoveries...........      22,259       14,154        8,551        5,059        2,845
                                       ----------   ----------   ----------   ----------   ----------
  Net loans charged off..............      57,704      126,636      167,103      160,487       43,000
  Provision for loan losses..........      36,500      106,836      165,400      289,958       75,000
                                       ----------   ----------   ----------   ----------   ----------
  Balance at December 31.............  $  171,496   $  192,700   $  212,500   $  214,203   $   84,732
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Ratio of net loans charged off during
  period to average loans
  outstanding........................        0.98%        2.06%        2.48%        2.15%        0.55%

                 DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES (1)

                                                COMMERCIAL     RESIDENTIAL
                                  COMMERCIAL    REAL ESTATE     MORTGAGE      INSTALMENT
                                    LOANS          LOANS          LOANS         LOANS        TOTAL
                                  ----------    -----------    -----------    ----------    --------
                                                        (DOLLARS IN THOUSANDS)
December 31, 1993
  Allowance amount..............   $ 47,298       $66,455        $21,621       $ 36,122     $171,496
  Loan category to total
     loans......................       21.7%         15.3%          20.4%          42.6%       100.0%
December 31, 1992
  Allowance amount..............   $ 67,800       $73,707        $22,060       $ 29,133     $192,700
  Loan category to total
     loans......................       23.8%         17.2%          21.0%          38.0%       100.0%
December 31, 1991
  Allowance amount..............   $ 90,444       $68,670        $22,641       $ 30,745     $212,500
  Loan category to total
     loans......................       26.0%         19.1%          20.1%          34.8%       100.0%
December 31, 1990
  Allowance amount..............   $ 96,499       $84,016        $ 9,712       $ 23,976     $214,203
  Loan category to total
     loans......................       28.6%         19.9%          20.3%          31.2%       100.0%
December 31, 1989
  Allowance amount..............   $ 30,909       $36,823        $ 2,000       $ 15,000     $ 84,732
  Loan category to total
     loans......................       31.1%         19.8%          23.4%          25.7%       100.0%

- ---------------

(1) The distribution of the allowance for loan losses is based on an assessment of an aggregate potential for future losses in the respective year-end loan portfolios. While the allowance has been distributed to individual loan categories, it is available to absorb losses in the total portfolio. The distribution of the allowance includes both allocations assigned to specifically identified problem loans and unallocated amounts that are not specifically identified as to any individual loan. The unallocated amounts related to commercial and commercial real estate loans were $85 million as of December 31, 1993, as described in the CREDIT QUALITY section incorporated by reference in Item 7 (see 1993 Annual Report, "Allowance for Loan Losses," page 15).

           REMAINING MATURITIES OF TIME DEPOSITS -- $100,000 OR MORE
                              AT DECEMBER 31, 1993

                                                                             TOTAL TIME
                                                                             DEPOSITS--
                                                                          $100,000 OR MORE
                                                                        --------------------
                                                                           (IN THOUSANDS)
90 days or less.......................................................        $ 53,563
91-180 days...........................................................           9,030
181-365 days..........................................................           7,296
Over one year.........................................................          10,201
                                                                            ----------
          Total.......................................................        $ 80,090(1)
                                                                            ----------
                                                                            ----------

- ---------------

(1) Included in this amount are $35 million of large certificates of deposits and $45 million of consumer certificates of deposit of $100,000 or more.

                             SHORT-TERM BORROWINGS

                                            MAXIMUM
                                            AMOUNT         AVERAGE       WEIGHTED         WEIGHTED
                           BALANCE        OUTSTANDING    OUTSTANDING      AVERAGE          AVERAGE
                         OUTSTANDING          AT           DURING      INTEREST RATE    INTEREST RATE
                        AT DECEMBER 31   ANY MONTH-END    THE YEAR      AT YEAR-END    DURING THE YEAR
                        --------------   -------------   -----------   -------------   ---------------
                                                    (DOLLARS IN THOUSANDS)
          1993........     $507,820        $ 507,820      $ 150,608         3.10%            2.72%
          1992........      139,969          267,225        147,856         2.43             2.90
          1991........      122,829          553,744        367,934         3.91             5.44

ITEM 2.  PROPERTIES.

     BayBanks, Inc., and its subsidiaries occupy both owned and leased premises. The offices occupied by the Company in Boston, Massachusetts, include its principal executive offices and are leased from nonaffiliated companies. Property occupied by the three subsidiary banks represents the majority of the Company's property, and is generally considered to be in good condition and adequate for the purpose for which it is used. Bank properties include bank buildings and branches, and free-standing automated banking facilities. The Company owns the 11-story 208,000 square foot headquarters building of BayBank, its principal bank subsidiary, of which 5% is leased to nonaffiliates. Of the 201 branch offices of the subsidiary banks at December 31, 1993, 98 were located in owned buildings and 103 were located in leased buildings. In addition, the Company leases sites for 356 automated banking facilities.

     In 1992, BayBank Systems, Inc., the Company's principal nonbank subsidiary, occupied a new $38 million, 185,000 square foot owned technology center that enabled the Company to consolidate personnel located in various leased and owned locations, thereby increasing operating efficiency. Also during 1992, BayBank Systems updated an adjoining 121,000 square foot owned facility that houses its principal data processing equipment. At December 31, 1993, there was an aggregate $38 million mortgage on these facilities to an affiliated bank at market terms and in conformity with banking regulations that cover transactions between affiliated parties.

ITEM 3.  LEGAL PROCEEDINGS.

     There were no material pending legal proceedings other than ordinary routine litigation incidental to the conduct of the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     (a) The stock of BayBanks, Inc. is traded over the counter through the NASDAQ National Market System under the symbol BBNK. The Quarterly Share Data information that appears on page 38 in the Company's 1993 Annual Report is incorporated herein by reference.

     (b) As of March 10, 1994, there were approximately 4,500 holders of record of the Company's common stock.

     (c) The Company paid dividends of $.90 per share during 1993. The Company paid a dividend quarterly from 1928 through 1990. During 1991 and 1992, the Company did not pay any dividends. For additional information on dividend payments, reference is made to the CAPITAL AND DIVIDENDS section that is incorporated by reference from pages 15 and 16 of the Company's 1993 Annual Report, and Note 1 to the consolidated financial statements, incorporated by reference under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Average Balances and Summary of Operations* appearing on pages 34 and 35 of the Company's 1993 Annual Report are incorporated herein by reference.

* The caption "Dividends paid per share" in the Summary of operations should read "Dividends declared per share."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The Financial Review appearing on pages 4 through 16 of the Company's 1993 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and notes thereto of the Company and its subsidiaries appearing on pages 17 through 32 of the Company's 1993 Annual Report are incorporated herein by reference:

                                                                               PAGE OF 1993
                                                                                  ANNUAL
                                                                                  REPORT
                                                                               ------------
    Independent Auditors' Report.............................................         17
    Consolidated Balance Sheet -- December 31, 1993 and 1992.................         18
    Consolidated Statement of Income -- Years Ended December 31, 1993, 1992,
      and 1991...............................................................         19
    Consolidated Statement of Changes in Stockholders' Equity -- Years Ended
      December 31, 1993, 1992, and 1991......................................         20
    Consolidated Statement of Cash Flows -- Years Ended December 31, 1993,
      1992, and 1991.........................................................         21
    Notes to Financial Statements............................................      22-32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or matters of disagreement on accounting and financial disclosure with the Company's independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors on pages 1 through 4 of the Company's proxy statement dated March 21, 1994, is incorporated herein by reference. The following are the executive officers of the registrant as of March 15, 1994:

                               AGE                                 TITLE
                               ---
    William M. Crozier, Jr...  61            Chairman and President
    John J. Arena............  56            Vice Chairman
    Donald L. Isaacs.........  46            Vice Chairman
    Richard F. Pollard.......  61            Vice Chairman
    Ilene Beal...............  48            Executive Vice President
    Michael W. Vasily........  49            Executive Vice President and Chief Financial
                                             Officer
    Joan E. Tonra............  47            Senior Vice President and Controller

     Mr. Crozier has been an officer of BayBanks, Inc. since 1967 and was elected Chairman of the Board and Director in 1974. In 1977, Mr. Crozier was elected to the additional post of President.

     Mr. Arena has been a director since 1977 and was elected Vice Chairman in 1992 when he joined the Company to head its investment, private banking, and personal trust services activities. Prior to joining the Company, Mr. Arena was an independent investment management consultant from 1990 to 1992 and a trustee of an investment management firm from 1987 to 1990.

     Mr. Isaacs was elected Vice Chairman in 1992, Executive Vice President in 1985, Senior Vice President in 1979, and Vice President in 1978, and joined the Company in 1974. Mr. Isaacs is also the Chairman and CEO of BayBank Systems, Inc., the Company's technology subsidiary.

     Mr. Pollard was elected Vice Chairman and Director in 1983 and Executive Vice President in 1979 and had been a Senior Vice President since 1976. Mr. Pollard is also President and CEO of BayBank Boston, N.A., and is the senior lending officer of the Company.

     Ms. Beal was elected Executive Vice President in 1985, Senior Vice President in 1979, and Vice President in 1977, and has been with the Company since 1972.

     Mr. Vasily was elected Chief Financial Officer in 1991, Executive Vice President in 1987, Senior Vice President in 1980, and Vice President upon joining the Company in 1978, and was the Controller of the Company from 1983 to 1989.

     Ms. Tonra was elected Senior Vice President of BayBanks, Inc., in 1985 and Controller in 1989, and joined the Company in 1985. She is the Principal Accounting Officer of the Company.

     Information concerning reports of transactions in BayBanks, Inc. stock on page 12 of the Company's proxy statement dated March 21, 1994 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information concerning management remuneration and transactions on pages 5 through 7 of the Company's proxy statement dated March 21, 1994, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning securities ownership of management on pages 1 and 2, and concerning securities ownership of certain beneficial owners on page 12, of the Company's proxy statement dated March 21, 1994, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning relationships and transactions of the Company's executive officers and directors on page 4 of the Company's proxy statement dated March 21, 1994, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.    Financial Statements

         The following financial statements of the Company and its subsidiaries included in its 1993 Annual Report are incorporated by reference in
         Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheet-December 31, 1993 and 1992

         Consolidated Statement of Income-Years Ended December 31, 1993, 1992, and 1991

         Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1993, 1992, and 1991

         Consolidated Statement of Cash Flows-Years Ended December 31, 1993, 1992, and 1991

         Notes to Financial Statements

      2.    Financial Statement Schedules

         All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

      3. Appendix containing narrative descriptions of graphical and image material omitted from text of Form 10-K and from Exhibit 13 thereto.

      4.    Exhibits

         See the Exhibit List and Index on pages 17 and 18.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAYBANKS, INC.
                                          (Registrant)

                                          By: /s/  MICHAEL W. VASILY
                                              MICHAEL W. VASILY
                                              Executive Vice President

                                          March 24, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

/s/  WILLIAM M. CROZIER, JR.                    /s/  MICHAEL W. VASILY
WILLIAM M. CROZIER, JR.                         MICHAEL W. VASILY
Chairman of the Board,                          Executive Vice President and
President, and Director                         Chief Financial Officer
(Principal Executive Officer)                   (Principal Financial Officer)
/s/  JOHN J. ARENA                              /s/  JOAN E> TONRA
JOHN J. ARENA                                   JOAN E. TONRA
Vice Chairman of the Board and Director         Senior Vice President and Controller
                                                (Principal Accounting Officer)
/s/  DONALD L. ISAACS                           /s/  RICHARD F. POLLARD
DONALD L. ISAACS                                RICHARD F. POLLARD
Vice Chairman of the Board and Director         Vice Chairman of the Board and Director
/s/  JOHN A. CERVIERI JR.                       /s/  THOMAS R. PIPER
JOHN A. CERVIERI JR.                            THOMAS R. PIPER
Director                                        Director
/s/  SAMUEL J. GERSON                           /s/  GLENN P. STREHLE
SAMUEL J. GERSON                                GLENN P. STREHLE
Director                                        Director
/s/  NORMAN E. MACNEIL                          /s/  JOSEPH H. TORRAS
NORMAN E. MACNEIL                               JOSEPH H. TORRAS
Director                                        Director

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

   EXHIBIT
     NO.                                             DESCRIPTION
- -------------       ------------------------------------------------------------------------------
ARTICLES OF INCORPORATION AND BY-LAWS
     3.1(a)*     -- Articles of Organization as amended, through June 28, 1988 (Exhibit 4 to
                    Registration Statement No. 33-22834).
     (b)         -- Certificate of Vote of Directors Establishing a Series of a Class of Stock
                    filed
                    March 10, 1989.
     (c)*        -- Certificate of Vote of Directors adopted July 26, 1990, electing to have certain Massachusetts legislation concerning the classification of boards of directors apply to the Corporation (Exhibit 4.1(d) to June 30, 1990 Form
                    10-Q).
     3.2*        -- By-Laws as amended through August 24, 1989 (Exhibit 4 to September 30, 1989
                    Form 10-Q).
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     4.1*        -- Indenture dated as of January 15, 1969 (Exhibit 4(c) to Registration Statement
                    No. 2-31176).
     4.2*        -- Indenture dated as of September 15, 1985 (Exhibit 4.1 to Registration
                    Statement No. 33-00130).
     4.3*        -- Rights Agreement dated December 23, 1988 (Exhibit 1 to Registration Statement on Form 8-A filed December 23, 1988).
     4.4*        -- Specimen Common Stock Certificate (Exhibit 4.5 of Registration Statement No.
                    33-50558).
     4.5*        -- The Registrant has certain long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the
                    Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instruments to the Commission upon request.
MATERIAL CONTRACTS-EXECUTIVE COMPENSATION PLANS
     10.1*       -- 1978 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as
                    amended (Exhibit 10.1 to 1991 Form 10-K).
     10.2*       -- 1988 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as
                    amended. (Exhibit 10.2 to 1992 Form 10-K).
     10.3*       -- BayBanks, Inc., Incentive Compensation Plan, as amended (Exhibit 19.4 to June
                    30, 1991 Form 10-Q).
     10.4*       -- BayBanks, Inc., Compensation Plan for Directors, as amended (Exhibit 19.5 to
                    June 30, 1991 Form 10-Q).
     10.5*       -- 1990 Stock Plan for Directors as amended, renamed, and restated (Exhibit 19.1 to March 31, 1991 Form 10-Q).
     10.6*       -- 1982 Restricted Stock Plan for Key Employees of BayBanks, Inc., and
                    Affiliates, as amended (Exhibit 10.1 to June 30, 1993 Form 10-Q).
     10.7        -- BayBanks Inc., 1994 Restricted Stock Plan.
     10.8*       -- BayBanks Supplemental Executive Retirement Plan (Exhibit 19.6 to June 30, 1991
                    Form 10-Q).
     10.9*       -- First Amendment dated February 26, 1992, to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.8 to 1991 Form 10-K).

   EXHIBIT
     NO.                                             DESCRIPTION
- -------------       ------------------------------------------------------------------------------
     10.10*      -- BayBanks Profit Sharing Excess Benefit Plan (Exhibit 10.1 to March 31, 1993
                    Form 10-Q).
     10.11*      -- BayBanks, Inc., Severance Benefits Plan, as amended and renamed (Exhibit 10.2 to June 30, 1993 Form 10-Q).
     10.12*      -- BayBanks Deferred Payment Plans Trust Agreement (Exhibit 19 to June 30, 1992
                    Form 10-Q).
MATERIAL CONTRACTS -- OTHER
     10.13*      -- ESOP Stock Purchase Agreement dated as of January 22, 1990, between the
                    Company and Marine Midland Bank, N.A., as Co-Trustee of the Savings, Profit
                    Sharing and Stock Ownership Plan for Employees of BayBanks, Inc., and
                    Affiliated Companies (Exhibit 10.8 to 1989 Form 10-K).
MISCELLANEOUS
     11          -- Computation of Primary and Fully Diluted Earnings Per Share. See Page 19.
     13          -- Portions of BayBanks, Inc., 1993 Annual Report to Stockholders.
     22          -- Subsidiaries of the Registrant. See Page 20.
     23          -- Consent of Independent Auditors. See Page 21.
     99          -- Earnings Statement required by Section 11(a) of the Securities Act of 1933:
                    Consolidated Statement of Income for the year ended December 31, 1993 included in Exhibit 13.

- ---------------

* Incorporated by reference to the document indicated in parentheses.