Form 10-Q
period 1994-03-31
BAYBANKS INC
filed 1994-05-13
CIK 10497

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1994                 Commission File No. 0-959

                            ------------------------

                                 BAYBANKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                   04-2008039
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)
             175 FEDERAL STREET,
            BOSTON, MASSACHUSETTS                                  02110
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (617) 482-1040

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/     No / /

     As of April 29, 1994, 18,817,366 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 25.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                    MARCH 31      DECEMBER 31     MARCH 31
                                                                      1994           1993           1993
                                                                   -----------    -----------    ----------
                                                       ASSETS
Cash and due from banks..........................................  $   575,551    $   632,985    $  638,135
Interest-bearing deposits and other short-term investments.......      390,948        803,068       791,066
Trading accounts.................................................       21,974         14,595        34,579
Securities available for sale -- market value $628,263 at March
  31, 1994, $633,446 at December 31, 1993, and $1,793,924 at
  March 31, 1993 (Note 2)........................................      628,263        629,003     1,773,747
Investment securities -- market value $2,236,417 at March 31,
  1994, $1,605,091 at December 31, 1993, and $131,255 at March
  31, 1993 (Note 2)..............................................    2,255,736      1,599,060       130,774
Loans -- net of unearned income and fees
  Commercial.....................................................    1,324,429      1,324,968     1,403,193
  Commercial real estate.........................................      919,664        935,471       967,151
  Residential mortgage...........................................    1,182,028      1,242,597     1,117,568
  Instalment.....................................................    2,626,014      2,600,134     2,319,377
                                                                   -----------    -----------    ----------
                                                                     6,052,135      6,103,170     5,807,289
  Less allowance for loan losses.................................      165,221        171,496       188,237
                                                                   -----------    -----------    ----------
                                                                     5,886,914      5,931,674     5,619,052
Premises and equipment, net......................................      192,604        192,554       196,681
Customers' acceptances...........................................          914          4,467        11,202
Other real estate owned and in-substance foreclosures, net.......       99,139        113,679       176,425
Other assets.....................................................      187,253        189,499       185,458
                                                                   -----------    -----------    ----------
         Total assets............................................  $10,239,296    $10,110,584    $9,557,119
                                                                   -----------    -----------    ----------
                                                                   -----------    -----------    ----------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand.........................................................  $ 2,022,422    $ 2,077,206    $1,778,089
  NOW accounts...................................................    1,424,830      1,481,859     1,329,581
  Savings........................................................    1,520,999      1,459,134     1,386,924
  Money market deposit accounts..................................    2,721,482      2,731,720     2,955,553
  Consumer time..................................................      956,006        993,945     1,169,612
  Time -- $100,000 or more.......................................       40,123         34,957        35,478
                                                                   -----------    -----------    ----------
                                                                     8,685,862      8,778,821     8,655,237
Federal funds purchased and other short-term borrowings..........      714,975        507,820       120,005
Acceptances outstanding..........................................          914          4,467        11,202
Accrued expenses and other accounts payable......................       50,159         49,485        45,770
Long-term debt...................................................       54,038         54,488        53,824
Guarantee of ESOP indebtedness...................................        9,451         12,241        12,241
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 18,800,354 at March 31, 1994, 18,742,934 at
      December 31, 1993 and 18,666,843 at March 31, 1993.........       37,601         37,486        37,334
Surplus..........................................................      311,646        310,355       307,877
Retained earnings................................................      384,138        367,662       325,870
                                                                   -----------    -----------    ----------
                                                                       733,385        715,503       671,081
Less treasury stock at cost -- 665 shares at March 31,1994.......           37             --            --
Less guarantee of ESOP indebtedness..............................        9,451         12,241        12,241
                                                                   -----------    -----------    ----------
         Total stockholders' equity..............................      723,897        703,262       658,840
                                                                   -----------    -----------    ----------
         Total liabilities and stockholders' equity..............  $10,239,296    $10,110,584    $9,557,119
                                                                   -----------    -----------    ----------
                                                                   -----------    -----------    ----------

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                     FIRST QUARTER
                                                                                    ENDED MARCH 31
                                                                                -----------------------
                                                                                  1994           1993
                                                                                --------       --------
Income on interest-bearing deposits and other short-term
  investments........................................................           $  2,485       $  7,483
Interest on securities portfolios....................................             26,990         19,919
Interest and fees on loans...........................................            117,010        121,495
                                                                                --------       --------
Total income on earning assets.......................................            146,485        148,897
Interest expense on deposits and borrowings
  Deposits...........................................................             33,878         46,159
  Short-term borrowings..............................................              3,416            662
  Long-term debt.....................................................                524            548
                                                                                --------       --------
Total interest expense...............................................             37,818         47,369
                                                                                --------       --------
Net interest income..................................................            108,667        101,528
Provision for loan losses............................................              6,000         11,500
                                                                                --------       --------
Net interest income after provision for loan losses..................            102,667         90,028
Noninterest income
  Service charges and fees on deposit accounts.......................             26,258         24,944
  Other noninterest income...........................................             23,457         21,952
                                                                                --------       --------
Total noninterest income.............................................             49,715         46,896
Net securities gains.................................................                 39             --
Operating expenses
  Salaries and benefits..............................................             56,383         51,607
  Occupancy and equipment............................................             22,487         22,424
  Other operating expenses...........................................             33,325         35,129
                                                                                --------       --------
Total operating expenses.............................................            112,195        109,160
Provision for OREO reserve, net......................................              2,937          7,000
                                                                                --------       --------
Total operating expenses and OREO provision..........................            115,132        116,160
                                                                                --------       --------
Income before taxes and cumulative effect of accounting change.......             37,289         20,764
Provision for income taxes...........................................             15,078          8,003
                                                                                --------       --------
Income before cumulative effect of accounting change.................             22,211         12,761
Less cumulative effect of accounting change (net of tax benefit of
  $683) (Note 3).....................................................                932             --
                                                                                --------       --------
NET INCOME...........................................................           $ 21,279       $ 12,761
                                                                                --------       --------
                                                                                --------       --------
Earnings Per Share:
  Income before accounting change....................................           $   1.16       $   0.68
  Less cumulative effect of accounting change (Note 3)...............                .05             --
                                                                                --------       --------
  Net Income.........................................................           $   1.11       $   0.68
                                                                                --------       --------
                                                                                --------       --------
Average shares outstanding...........................................         19,093,447     18,871,018

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                 COMMON                 RETAINED    TREASURY    ESOP LOAN
                                  STOCK     SURPLUS     EARNINGS     STOCK      GUARANTEE     TOTAL
                                 -------    --------    --------    --------    ---------    --------
BALANCE AS OF DECEMBER 31,
  1992.........................  $37,016    $304,890    $316,812      $(26)     $(14,473)    $644,219
  Net income -- First Quarter
     1993......................                           12,761                               12,761
  Cash dividends declared
     ($0.20 per share).........                           (3,703)                              (3,703)
  Other equity transactions....      318       2,987                    26         2,232        5,563
                                 -------    --------    --------    --------    ---------    --------
BALANCE AS OF MARCH 31, 1993...  $37,334    $307,877*   $325,870      $ --      $(12,241)    $658,840
                                 =======    ========    ========    ========    =========    ========
BALANCE AS OF DECEMBER 31,
  1993.........................  $37,486    $310,355    $367,662      $ --      $(12,241)    $703,262
  Net income -- First Quarter
     1994......................                           21,279                               21,279
  Cash dividends declared
     ($0.35 per share).........                           (6,576)                              (6,576)
  Change in valuation reserve
     related to securities
     available for sale
     portfolio (Note 2)........                            1,773                                1,773
  Other equity transactions....      115       1,291                   (37)        2,790        4,159
                                 -------    --------    --------    --------    ---------    --------
BALANCE AS OF MARCH 31, 1994...  $37,601    $311,646*   $384,138      $(37)     $ (9,451)    $723,897
                                 =======    ========    ========    ========    =========    ========

- - ---------------
* Net of unamortized deferred compensation expense of $1,223 and $2,952 at March 31, 1994 and 1993, respectively.

                                 BAYBANKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      FIRST QUARTER
                                                                                     ENDED MARCH 31
                                                                                 -----------------------
                                                                                   1994          1993
                                                                                 ---------     ---------
OPERATING ACTIVITIES
  Net income...................................................................  $  21,279     $  12,761
  Adjustments to reconcile net income to net cash provided by operating activities:
    Fixed-rate mortgages sold..................................................    171,363       265,548
    Fixed-rate mortgages originated for sale...................................    (86,179)     (158,298)
    Student loans transferred from portfolio and sold..........................        333         7,687
    Proceeds from sales and maturities of trading account assets...............    592,246       397,906
    Purchases of trading account assets........................................   (601,901)     (357,148)
    Provision for loan losses..................................................      6,000        11,500
    Amortization of security premium...........................................      6,847         1,589
    Provision for OREO reserve, net............................................      2,937         7,000
    Deferred income taxes......................................................      6,476        (1,023)
    Depreciation and amortization of premises and equipment....................      6,376         6,260
    Net securities gains.......................................................        (39)           --
    Change in other assets.....................................................      1,380       (20,501)
    Change in accrued expenses.................................................      1,087          (743)
    Change in interest receivable..............................................     (6,040)          234
    Change in interest payable.................................................       (212)       (1,234)
                                                                                 ---------     ---------
      Net cash provided by operating activities................................    121,953       171,538
                                                                                 ---------     ---------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale.........................     41,772            --
  Proceeds from maturities of securities available for sale....................      1,011         1,540
  Purchases of securities available for sale...................................    (39,675)     (210,454)
  Proceeds from maturities of investment securities............................     63,471        56,259
  Purchases of investment securities...........................................   (726,617)      (74,086)
  Net cash provided (used) by:
    Short-term investments.....................................................    412,120       300,919
    Loans(1)(2)................................................................    (54,512)       (6,729)
    Customer acceptances.......................................................      3,553           576
  Net purchases of premises and equipment......................................     (6,426)       (4,511)
  Proceeds from sales of OREO(2)...............................................     19,358        17,149
                                                                                 ---------     ---------
    Net cash (used) provided by investing activities...........................   (285,945)       80,663
                                                                                 ---------     ---------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts.................................    (49,948)     (244,802)
    Money market deposits......................................................    (10,238)      (11,738)
    Consumer time deposits.....................................................    (37,939)      (65,135)
    Time deposits greater than $100,000........................................      5,166        (3,477)
    Short-term borrowings......................................................    207,155       (19,964)
    Customer acceptances.......................................................     (3,553)         (576)
    Long-term debt.............................................................       (450)       (1,364)
  Dividends paid...............................................................     (6,576)       (3,703)
  Other equity transactions....................................................      2,941         2,967
                                                                                 ---------     ---------
    Net cash provided (used) by financing activities...........................    106,558      (347,792)
                                                                                 ---------     ---------
  Net change in cash and cash equivalents......................................    (57,434)      (95,591)
  Cash and cash equivalents at beginning of year(3)............................    632,985       733,726
                                                                                 ---------     ---------
  Cash and cash equivalents at end of period(3)................................  $ 575,551     $ 638,135
                                                                                 ---------     ---------
                                                                                 ---------     ---------
  Supplemental disclosure of cash flow information
    Interest paid..............................................................  $  38,030     $  48,337
    Taxes paid.................................................................      5,364        19,837

- - ---------------
(1) Excludes transfers of loans to the other real estate owned category of $8.9 million and $12.1 million in 1994, and 1993, respectively.
(2) Excludes loan originations in conjunction with OREO sales of $2.1 million and $3.8 million in 1994 and 1993, respectively.
(3) Cash and cash equivalents consist of cash on hand, cash items in process of collection, and due from banks.

                                 BAYBANKS, INC.

                        NOTE 1.  ACCOUNTING ADJUSTMENTS

     In the opinion of management, all of the adjustments (consisting of normal recurring accruals unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying financial statements. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

                         NOTE 2.  SECURITIES PORTFOLIOS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 addresses the accounting and reporting for certain investments in debt and marketable equity securities. Statement No. 115 requires changes in the fair value of the securities available for sale portfolio be recorded directly to a separate category of stockholders' equity. Previously, securities available for sale were valued at the lower of aggregate cost or market, and changes therein were recorded directly to earnings. At adoption the fair value of the securities available for sale exceeded their amortized cost by $4,443,000 or $2,500,000 on an after-tax basis, and thus stockholders' equity was increased by that amount. At March 31, 1994 the fair value of the securities available for sale exceeded their amortized cost by $3,104,000, or $1,773,000 on an after-tax basis.

     The following table provides the amortized cost, estimated market values, and yields of the securities portfolios by maturity.

                                                          PERIOD-END SECURITIES PORTFOLIOS
                                            ------------------------------------------------------------
                                                           GROSS        GROSS                   WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AVERAGE
                                               COST        GAINS        LOSSES       VALUE       YIELD*
                                            ----------   ----------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
MARCH 31, 1994
SECURITIES AVAILABLE FOR SALE
U.S. Government securities, maturing
  Within 1 year...........................  $  320,602   $   1,437     $      (6)  $  322,033     4.91%
                                            ----------   ---------     ---------   ----------
                                               320,602       1,437            (6)     322,033     4.91
                                            ----------   ---------     ---------   ----------
State and local governments, maturing
  Within 1 year...........................       6,578          --            (1)       6,577     4.06
                                            ----------   ---------     ---------   ----------
                                                 6,578          --            (1)       6,577     4.06
                                            ----------   ---------     ---------   ----------
Corporate and other, maturing
  Within 1 year...........................     269,477         781            --      270,258     4.03
                                            ----------   ----------   ----------   ----------
                                               269,477         781            --      270,258     4.03
                                            ----------   ----------   ----------   ----------
Mortgage-backed securities................      28,502         893            --       29,395     6.12
                                            ----------   ----------   ----------   ----------
          Total Securities Available for
            Sale..........................  $  625,159    $  3,111     $      (7)  $  628,263     4.58%
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year...........................  $  563,923    $    904     $    (513)  $  564,314     4.27%
  After 1 year but within 5 years.........   1,204,358         380       (16,207)   1,188,531     4.50
                                            ----------   ----------   ----------   ----------
                                             1,768,281       1,284       (16,720)   1,752,845     4.43
                                            ----------   ----------   ----------   ----------
State and local governments, maturing
  Within 1 year...........................     145,212          34           (90)     145,156     4.21
  After 1 year but within 5 years.........      23,298          82          (387)      22,993     6.09
  After 5 years but within 10 years.......       5,030          35          (192)       4,873     6.95
                                            ----------   ----------   ----------   ----------
                                               173,540         151          (669)     173,022     4.54
                                            ----------   ----------   ----------   ----------
Asset-backed securities...................  $  204,235          --        (2,750)     201,485     4.33%
Mortgage-backed securities................      49,457          --          (615)      48,842     5.14
Industrial revenue bonds..................      58,365          --            --       58,365     5.45
Corporate and other.......................       1,858          --            --        1,858
                                            ----------   ----------   ----------   ----------
          Total Investment Securities.....  $2,255,736    $  1,435     $ (20,754)  $2,236,417     4.47%
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------

* Tax equivalent basis.

                                 BAYBANKS, INC.
                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)

                                                          PERIOD-END SECURITIES PORTFOLIOS
                                            ------------------------------------------------------------
                                                           GROSS        GROSS
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                               COST        GAINS        LOSSES       VALUE
                                            ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 1993
SECURITIES AVAILABLE FOR SALE
U.S. Government securities................    $322,707       $3,280         $(3)     $325,984
State and local governments...............      18,964            6          (2)       18,968
Mortgage-backed securities................      30,832        1,162           --       31,994
Corporate and other.......................     256,500           --           --      256,500
                                            ----------   ----------   ----------   ----------
Total Securities Available for Sale.......    $629,003       $4,448         $(5)     $633,446
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
INVESTMENT SECURITIES
U.S. Government securities................  $1,203,315   $   6,447    $      (59)  $1,209,703
State and local governments...............     128,997         380           (25)     129,352
Asset-backed securities...................     204,798         115          (827)     204,086
Industrial revenue bonds..................      59,958          --            --       59,958
Corporate and other.......................       1,992          --            --        1,992
                                            ----------   ----------   ----------   ----------
          Total Investment Securities.....  $1,599,060    $  6,942     $    (911)  $1,605,091
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
MARCH 31, 1993
SECURITIES AVAILABLE FOR SALE
U.S. Government securities................  $1,626,692    $ 19,126     $      --   $1,645,818
Mortgage-backed securities................      87,805       1,051            --       88,856
Corporate and other.......................      59,250          --            --       59,250
                                            ----------   ----------   ----------   ----------
          Total Securities Available for
            Sale..........................  $1,773,747    $ 20,177     $      --   $1,793,924
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------
INVESTMENT SECURITIES
State and local governments...............  $   55,987    $    489     $      (8)  $   56,468
Industrial revenue bonds..................      72,801          --            --       72,801
Corporate and other.......................       1,986          --            --        1,986
                                            ----------   ----------   ----------   ----------
          Total Investment Securities.....  $  130,774    $    489     $      (8)  $  131,255
                                            ----------   ----------   ----------   ----------
                                            ----------   ----------   ----------   ----------

* Tax equivalent basis.

                        NOTE 3.  POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 112, "Employers Accounting for Postemployment Benefits." Statement No. 112 covers all postemployment benefits not already covered by two prior accounting pronouncements. The adoption of Statement No. 112 resulted in an additional accrual of postemployment benefits of $1,615,000, or $932,000 on an after-tax basis in the first quarter of 1994. The recurring annual cost of postemployment benefits to former employees is estimated at approximately $250,000. This amount is comparable to the annual cost incurred in 1993.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

PERFORMANCE OVERVIEW

     BayBanks' net income was $21.3 million for the first quarter of 1994, or $1.11 per share, compared with net income of $12.8 million, or $.68 per share, for the first quarter of 1993. The major factors that contributed to the increase in net income were as follows:

     - Operating income (defined below) increased by 19% in the first quarter of 1994, compared with that of the first quarter of 1993, as a result of an 8% increase in net interest income and a 6% increase in noninterest income, which was partially offset by a 3% growth in expenses.

     - Asset quality continued to improve; nonperforming assets were reduced to $204 million, a 9% decrease from December 31, 1993, and a 40% decrease from March 31, 1993. As a consequence the combined provision for loan losses and the other real estate owned (OREO) reserve decreased 52% to $8.9 million in the first quarter of 1994 from $18.5 million in the first quarter of 1993.

     - Net income for the first quarter of 1994 included an after tax charge of $932 thousand, or $.05 per share, reflecting the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards, No. 112, "Employers' Accounting for Postemployment Benefits."

EARNINGS ANALYSIS

Operating Income

     Operating income, presented in TABLE A, is on a tax equivalent basis; excludes net securities gains, the provisions for loan losses and the OREO reserve, and nonrecurring items; and is before income taxes. For the first quarter of 1994, total income from operations was $160.4 million compared with $149.5 million in the first quarter of 1993 as a result of an 8% increase in net interest income and a 6% growth in noninterest income, which was partially offset by a 3% growth in operating expenses.

                                    TABLE A
                             SUMMARY OF OPERATIONS
                      FOR THE FIRST QUARTER ENDED MARCH 31
                              TAX EQUIVALENT BASIS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                                     1994           1993
                                                                   --------       --------
    Income on earning assets.....................................  $148,458       $150,012
    Interest on deposits and borrowings..........................    37,818         47,369
                                                                   --------       --------
    Net interest income..........................................   110,640        102,643
    Noninterest income...........................................    49,715         46,896
                                                                   --------       --------
    Total income from operations.................................   160,355        149,539
    Operating expenses...........................................   112,195        109,160
                                                                   --------       --------
    Operating Income before Net Securities Gains and Provisions
      for Loan Losses and OREO Reserve...........................    48,160         40,379
                                                                   --------       --------
    Net securities gains.........................................        39             --
                                                                   --------       --------
    Provision for loan losses....................................     6,000         11,500
    Provision for OREO reserve, net..............................     2,937          7,000
                                                                   --------       --------
    Total credit provisions......................................     8,937         18,500
                                                                   --------       --------
    Income before taxes and cumulative effect of accounting
      change.....................................................    39,262         21,879
    Income taxes and tax equivalent adjustment...................    17,051          9,118
                                                                   --------       --------
    Income before cumulative effect of accounting change.........    22,211         12,761
    Less cumulative effect of accounting change (net of tax
      benefit)...................................................       932             --
                                                                   --------       --------
    Net Income...................................................  $ 21,279       $ 12,761
                                                                   --------       --------
                                                                   --------       --------
    Earnings Per Share:
         Income before accounting change.........................  $   1.16       $    .68
         Less cumulative effect of accounting change.............       .05          --
                                                                   --------       --------
         Net income..............................................  $   1.11       $    .68
                                                                   --------       --------
                                                                   --------       --------

Net Interest Income (tax equivalent basis)

     Net interest income was $110.6 million in the first quarter of 1994, compared with $102.6 million in the first quarter of 1993. The net interest margin in the first quarter of 1994 was 5.00%, compared with 4.83% in the first quarter of 1993. The net interest margin was 5.08% in the fourth quarter of 1993. Net interest income and the net interest margin are affected by the mix of interest-bearing assets and liabilities, movements in interest rates and the level of nonperforming assets. Since the first quarter of 1993 the funding costs of the Company have declined as deposit rates fell sharply and customers' preferences have emphasized lower-rate NOW and savings accounts.

     The cost of total interest-bearing liabilities fell 59 basis points to 2.16% in the first quarter of 1994 from 2.75% in the first quarter of 1993. The yield on earning assets fell by 36 basis points to 6.72% in the first quarter of 1994, compared with 7.08% in the first quarter of 1993, due to a decrease in the loan portfolio yield from 8.37% to 7.81%, as certain maturing loans with higher yields are replaced with new business at somewhat lower rates.

Fees, Service Charges, and Other Noninterest Income

     Noninterest income consists primarily of service charges on deposit accounts and fees from credit and non-credit services and is well diversified among consumer, corporate, and small business banking activities.

     Noninterest income (TABLE B) increased 6% to $49.7 million in the first quarter of 1994, compared with $46.9 million in the first quarter of 1993.

     Service charges on deposit accounts continued to contribute over one half of noninterest income. Total service charges on deposits increased 5% to $26.3 million in the first quarter of 1994, compared with $24.9 million in the first quarter of 1993. The increase is attributable to higher fees and service charges on consumer accounts and increased usage of corporate transaction services.

     Credit card fees increased 13% to $5.1 million in the first quarter of 1994 from $4.5 million in the first quarter of 1993 due to higher merchant volume.

     Mortgage banking fees decreased 18% to $2.3 million in the first quarter of 1994 from $2.8 million in the first quarter of 1993 due to a lower level of secondary market activity resulting from a decrease in refinance volumes.

     Trust fees were $3.8 million in the first quarter of 1994, compared with $3.6 million in the first quarter of 1993 due to the increase in corporate trust assets. Investment management and brokerage fees increased 52% to $2.1 million in the first quarter of 1994 from $1.4 million in the first quarter of 1993 due to increases in brokerage fees for retail transactions, mutual fund sales fees, and investment advisory fees from BayFunds(R). Total assets under management in BayFunds were $1.2 billion at March 31, 1994, compared to $808 million at March 31, 1993.

     Processing fees increased due to higher income from non-BayBank cardholders using BayBank ATMs.

                                    TABLE B
                               NONINTEREST INCOME
                      FOR THE FIRST QUARTER ENDED MARCH 31
                                 (IN THOUSANDS)

                                                              1994        1993       CHANGE
                                                             -------     -------     ------
    Service charges and fees on deposit accounts...........  $26,258     $24,944     $1,314
    Credit card fees.......................................    5,075       4,500        575
    Trust fees.............................................    3,773       3,630        143
    Processing fees........................................    3,380       3,235        145
    Mortgage banking fees..................................    2,297       2,801       (504)
    Investment management and brokerage fees...............    2,067       1,362        705
    International fees.....................................    1,226       1,349       (123)
    Other noninterest income...............................    5,639       5,075        564
                                                             -------     -------     ------
         Total noninterest income..........................  $49,715     $46,896     $2,819
                                                             -------     -------     ------
                                                             -------     -------     ------

     There were no net securities gains in the first quarter of 1993 and securities gains were nominal at $39 thousand for the first quarter of 1994.

Operating Expenses

     The operating expense analysis presented in TABLE C separates expense categories of a more recurring nature from OREO and legal expenses related to the workout of problem assets. Operating expenses, excluding OREO and legal expenses related to workouts (as well as writedowns and reserves related to OREO), were $108.6 million in the first quarter of 1994, compared with $104.1 million in the first quarter of 1993.

     Salaries and benefits were $56.4 million in the first quarter of 1994, compared with $51.6 million in the first quarter of 1993. The increase resulted from normal salary increases, including the timing of such increases, and the additional staffing required by certain expanding product lines such as BayFunds, consumer credit, and mortgage lending.

     FDIC insurance was $5.5 million in the first quarter of 1994 compared with $6.2 million in the first quarter of 1993. The first quarter of 1993 amount was prior to the FDIC retroactively giving banks the benefit of higher capital ratios, achieved in the second half of 1992. A refund of $1.3 million, related to the first six months of 1993, was received in the second quarter of 1993.

     Marketing and public relations expenses were $5.1 million in the first quarter of 1994, compared with $4.7 million in the first quarter of 1993, as the result of the timing of such programs.

     Other operating expenses were $14.3 million in the first quarter of 1994, compared with $14.5 million in the first quarter of 1993, primarily the result of lower legal expenses.

     The cost of administering, managing, and disposing of OREO properties and related legal expenses was $3.6 million in the first quarter of 1994, compared with $5.0 million in the first quarter of 1993, reflecting the continued disposition of OREO.

                                    TABLE C
                               OPERATING EXPENSE
                      FOR THE FIRST QUARTER ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                1994         1993       CHANGE
                                                              --------     --------     -------
Salaries and benefits.......................................  $ 56,383     $ 51,607     $ 4,776
Occupancy and equipment.....................................    22,487       22,424          63
FDIC insurance..............................................     5,451        6,162        (711)
Marketing and public relations..............................     5,117        4,689         428
Postage and supplies........................................     4,838        4,788          50
Other.......................................................    14,344       14,474        (130)
                                                              --------     --------     -------
Operating expenses excluding OREO expenses..................   108,620      104,144       4,476
OREO and legal expenses related to workout..................     3,575        5,016      (1,441)
                                                              --------     --------     -------
          Total operating expenses..........................  $112,195     $109,160     $ 3,035
                                                              --------     --------     -------
                                                              --------     --------     -------

Provision for Loan Losses and Other Real Estate Owned Reserve

     Due to the continued improvement in BayBanks' credit quality, the provision for loan losses and the OREO reserve (credit provisions) declined substantially in the first quarter of 1994 to $8.9 million compared with $18.5 million in the first quarter of 1993. The provision for loan losses was $6.0 million in the first quarter of 1994, compared with $11.5 million in the first quarter of 1993. The provision for the OREO reserve was $2.9 million in the first quarter of 1994, compared with $7.0 million in the first quarter of 1993. The OREO provision was net of gains on sales of properties of $563 thousand in the first quarter of 1994 and $1.1 million in the first quarter of 1993.

Income Taxes

     The Company reported a provision for income taxes of $15.1 million in the first quarter of 1994, compared with $8.0 million in the first quarter of 1993. The effective tax rate in the first quarter of 1994 was 40.4%, compared with 38.5% in the first quarter of 1993. The increase in the effective tax rate reflected the higher federal tax rate enacted in the second quarter of 1993, a lower relative amount of tax exempt income in 1994, and higher state income taxes due to a higher proportion of income from bank subsidiaries which are taxed at a higher rate than nonbank subsidiaries.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased to $8.9 billion during the first quarter of 1994, compared with $8.5 billion in the first quarter of 1993, due to the increase in average short-term investments and securities portfolios to $2.9 billion in the first quarter of 1994 from $2.7 billion in the first quarter of 1993 and the increase in the average loan portfolio to $6.0 billion in the first quarter of 1994 from $5.9 billion in the first quarter of 1993. Consumer loan categories grew while the commercial categories declined.

Loan Portfolio

     The loan portfolios of the Company are diversified (TABLE D). Consumer loans represent 63% of the quarter-end loan portfolio, with $1.2 billion in residential loan balances and $2.6 billion in various types of instalment loan balances. The consumer lending activities of the Company are focused primarily on the Massachusetts market. The remaining 37% of the loan portfolio is commercial and commercial real estate loans. The majority of the Company's commercial loans are to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed-and adjustable-rate residential mortgage loans. Generally fixed-rate residential real estate loan originations are securitized and sold to the secondary market with servicing retained, while floating-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio.

     An analysis of changes in major loan categories from December 31, 1993, to March 31, 1994, is presented in TABLE D. Net business volume was $146 million compared with $175 million in the first quarter of 1993. Residential real estate loan volume was principally due to refinancing activity, although there was an increase in loans for purchases. The Company sold $171 million of fixed-rate residential real estate loans during the first quarter of 1994, compared with $266 million in the first quarter of 1993. At March 31, 1994, loans held for resale were $40.0 million, compared with $79 million at March 31, 1993. Instalment net loan business volume was $33 million, compared with $79 million in the first quarter of 1993. Automobile lending totals are down when compared with 1993's first quarter due to an exceptionally strong performance in 1993 and somewhat adverse weather conditions in 1994. Credit card business volumes decreased, reflecting a seasonal decline in these balances, while student loan volumes continued to be strong. Outflows in the commercial real estate portfolio declined from $46 million during the first quarter of 1993 to $6 million in the first quarter of 1994. Commercial loan volumes continued to fluctuate due to selected overnight money market-priced loans, international trade finance activities principally with Mexican banks, and continuing pay downs on loans to certain industries where the Company is no longer active.

                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)

                                                                         ANALYSIS OF CHANGE IN LOAN CATEGORIES
                                                                      -------------------------------------------
                                                                                                             NET CHANGE IN
                                                                                                           BUSINESS VOLUME--
                                                                       GROSS     TRANSFERS                   FIRST QUARTER
                              MARCH 31    DECEMBER 31     INCREASE    CHARGE-       TO                   ---------------------
                                1994          1993       (DECREASE)     OFFS       OREO        SALES       1994         1993
                             ----------   ------------   ----------   --------   ---------   ---------   --------     --------
Commercial.................. $1,324,429    $1,324,968     $   (539)   $ (1,448)   $(1,094)   $      --   $  2,003     $ (2,941)
Commercial
  real estate...............    919,664       935,471      (15,807)     (6,051)    (4,015)          --     (5,741)     (45,988)
Residential mortgages.......  1,182,028*    1,242,597*     (60,569)     (1,787)    (3,792)    (171,363)   116,373      144,731
Instalment loans
  Automobile and
    other...................  1,185,353     1,173,950       11,403      (1,984)        --           --     13,387       65,276
  Home equity...............    693,500       700,055       (6,555)       (545)        --           --     (6,010)     (24,537)
  Credit card...............    297,355       325,794      (28,439)     (2,981)        --           --    (25,458)      (7,539)
  Student loans.............    327,767       276,923       50,844         (24)        --         (333)    51,201       45,393
  Reserve credit............    122,039       123,412       (1,373)     (1,471)        --           --         98          213
                             ----------   ------------   ----------   --------   ---------   ---------   --------     --------
  Total instalment loans.... $2,626,014    $2,600,134     $ 25,880    $ (7,005)   $    --    $    (333)  $ 33,218     $ 78,806
                             ----------   ------------   ----------   --------   ---------   ---------   --------     --------
Total loans................. $6,052,135    $6,103,170     $(51,035)   $(16,291)   $(8,901)   $(171,696)  $145,853     $174,608
                             ----------   ------------   ----------   --------   ---------   ---------   --------     --------
                             ----------   ------------   ----------   --------   ---------   ---------   --------     --------

- - ---------------
* Includes residential mortgage loans held for sale of $40 million at March 31, 1994, and $138 million at December 31, 1993.

Securities Portfolios

     The securities portfolios are presented in TABLE E and consist of short-term investments, securities available for sale, and investment securities. The securities portfolio was $3.3 billion at March 31, 1994, $3.0 billion at December 31, 1993, and $2.7 billion at March 31, 1993. The weighted average maturity of the securities portfolio was 1.1 years at March 31, 1994, compared with .8 years at December 31, 1993 and March 31, 1993. During the first quarter of 1994, the average maturity of the securities portfolio was lengthened, thus the yields on the portfolios also increased.

     Short-term investments were $391 million at March 31, 1994 compared with $803 million at December 31, 1993, and $791 million at March 31, 1993. The decline in the balance reflects the reinvestment of certain proceeds from maturing short-term investments into the securities available for sale and investment securities portfolios.

     Securities available for sale, consisting of debt securities, are stated at market value in 1994, and at the lower or aggregate cost or market for previous periods. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. At March 31, 1994, securities available for sale had gross unrealized gains of $3 million and gross unrealized losses of $7 thousand.

     The investment securities portfolio, principally debt securities, is stated at amortized cost. This basis for valuation reflects management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.3 billion at March 31, 1994, and $131 million at March 31, 1993. The aggregate market value of the investment securities portfolio was $2.2 billion and $131 million at March 31, 1994 and 1993, respectively. The maturity of the investment securities portfolio was extended to 1.5 years at March 31, 1994, compared with 1.3 years at December 31, 1993, and .7 years at March 31, 1993. At March 31, 1994, gross unrealized gains were $1 million and gross unrealized losses were $21 million.

     The Company's investment securities portfolio contains state and local government securities, asset-backed securities, industrial revenue bonds, U.S. government securities and corporate securities. The total state and local government portfolio was $174 million at March 31, 1994, with the single largest issue being approximately $7 million. Of this total, $134 million were securities rated investment grade and $40 million were unrated. All municipal securities are subject to an internal review process that assigns a rating to the securities. In the case of rated securities, the process verifies or adjusts the independent rating. In the case of unrated securities only securities determined to be equivalent to investment grade are purchased. Industrial revenue bonds are also subject to a credit review process. While there is no ready market for the Company's holdings of industrial revenue bonds, management has determined that, based on periodic private placement quotes, their amortized cost is a reasonable estimate of market value.

     Trading account securities, consisting of debt securities, are recorded at market value. Trading account gains were $465 thousand in the first quarter of 1994 compared with $633 thousand in the first quarter of 1993.

                                    TABLE E
                             SECURITIES PORTFOLIOS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                                         DECEMBER
                                                          MARCH 31          31          MARCH 31
                                                            1994           1993           1993
                                                         ----------     ----------     ----------
Short-term investments.................................  $  390,948     $  803,068     $  791,066
                                                         ----------     ----------     ----------
Securities available for sale
  U.S. Treasury........................................     322,033        322,707      1,626,692
  U.S. Agency mortgage-backed securities...............      29,395         30,832         87,805
  State and local governments..........................       6,577         18,964             --
  Corporate and other..................................     270,258        256,500         59,250
                                                         ----------     ----------     ----------
                                                            628,263        629,003      1,773,747
                                                         ----------     ----------     ----------
Investment securities
  U.S. Treasury........................................   1,768,281      1,203,315             --
  Asset-backed securities..............................     204,235        204,798             --
  State and local governments..........................     173,540        128,997         55,987
  Industrial revenue bonds.............................      58,365         59,958         72,801
  U.S. Agency mortgage-backed securities...............      49,457             --             --
  Corporate and other..................................       1,858          1,992          1,986
                                                         ----------     ----------     ----------
                                                          2,255,736      1,599,060        130,774
                                                         ----------     ----------     ----------
          Total........................................  $3,274,947     $3,031,131     $2,695,587
                                                         ----------     ----------     ----------
                                                         ----------     ----------     ----------
Weighted average maturity of securities available for
  sale and investment securities in years*.............         1.3            1.1            1.1
Weighted average maturity of total securities in
  years*...............................................         1.1            0.8            0.8

- - ---------------
* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities.

Deposits and Other Sources of Funds

     The Company's attractive product line and extensive banking network of 202 full-service offices and 355 automated banking facilities generate significant core deposits, which accounted for over 99% of total average deposits during the first quarters of 1994 and 1993.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $8.5 billion in the first quarter of 1994, compared with $8.6 billion in the first quarter of 1993. Average transaction accounts (demand, NOW accounts, and savings) were $4.8 billion in the first quarter of 1994, compared with $4.4 billion in the first quarter of 1993 and $4.8 billion in the fourth quarter of 1993, reflecting customers' preferences to maintain significant balances in lower-yielding transaction accounts, thus having a positive impact on the Company's net interest margin.

     Average money market deposit and consumer certificates of deposit balances were $3.7 billion during the first quarter of 1994, compared with $4.2 billion the first quarter of 1993 and $3.8 billion in the fourth quarter of 1993.

     Average corporate certificates of deposit in excess of $100 thousand (CDs), which represent a small portion of the Company's total funding, were $37 million in the first quarter of 1994, compared with $39 million in the first quarter of 1993.

     Purchased funds increased to $715 million at March 31, 1994, from $508 million at December 31, 1993, and $120 million at March 31, 1993, as the securities portfolio position was enhanced. This increased securities position may be continued to take advantage of the Company's strong capital position. While the effect of these actions increased net interest income, the net interest margin decreased somewhat, reflecting the lower net interest spread on these investment and funding actions.

Interest Rate Risk Management and Liquidity

     BayBanks' Capital Markets Committee monitors and manages the overall on-and off-balance sheet interest sensitivity position, short-term investments, and the securities portfolios, funding, and liquidity. Interest sensitivity, as measured by the Company's gap position, is affected by the level and direction of interest rates and current liquidity preferences of its customers. These factors, as well as projected balance sheet growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the national and regional economic environment, are considered in the asset and liability management decision process.

     The Company's interest sensitivity gap position in TABLE F is first presented based on contractual maturities and repricing opportunities. In a period of rising or falling interest rates this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, the cost of certain interest-bearing core deposit categories may lag changes in market interest rates, although the Company contractually could change the interest rates on these deposits at any time. A management adjustment provides for the expected repricing lags. The management adjustment also recognizes that interest rate changes in these core deposit categories are not as sensitive to changes in market interest rates.

     In addition to the gap analysis presented in the table, the Company also uses a simulation model under varying interest rate scenarios, including the effect of rapid changes (both increases and decreases up to 200 basis points) in interest rates on its net interest income and net interest margin. The Company's policy is to minimize volatility in its net interest income and net interest margin.

     At March 31, 1994, the Company's adjusted gap position for the total within-180-day period decreased from a positive gap position of $116 million at December 31, 1993, to a negative gap position of $2 million at March 31, 1994. The total within-one-year gap moved from a positive $132 million at December 31, 1993, to a negative $61 million at March 31, 1994. The Company believes its overall management-adjusted gap is essentially neutral, and therefore the effect of a change in market interest rates on net interest income should not be significant.

                                    TABLE F
                       INTEREST RATE SENSITIVITY POSITION
                                 AT PERIOD-END
                                 (IN MILLIONS)

                                       0-30       31-90     91-180  TOTAL WITHIN   181-365   TOTAL WITHIN
                                       DAYS       DAYS      DAYS      180 DAYS      DAYS       ONE YEAR
                                      -------    -------    -----   ------------   -------   ------------
March 31, 1994
  Total assets......................  $ 3,524    $   522    $ 808      $ 4,854      $1,053      $ 5,907
  Total liabilities.................    6,821        187      156        7,164         182        7,346
                                      -------    -------    -----      -------      ------      -------
  Net contractual gap position......   (3,297)       335      652       (2,310)        871       (1,439)
  Net interest rate swaps...........       --          8       --            8          --            8
                                      -------    -------    -----      -------      ------      -------
  Net gap position including
     interest rate swaps at March
     31, 1994.......................  $(3,297)   $   343    $ 652      $(2,302)     $  871      $(1,431)
  Management adjustment.............    5,486     (2,721)    (465)       2,300        (930)       1,370
                                      -------    -------    -----      -------      ------      -------
Management adjusted gap at
  March 31, 1994....................  $ 2,189    $(2,378)   $ 187      $    (2)     $  (59)     $   (61)
                                      -------    -------    -----      -------      ------      -------
                                      -------    -------    -----      -------      ------      -------
Management adjusted gap at December
  31, 1993..........................  $ 2,625    $(2,325)   $(184)     $   116      $   16      $   132
                                      -------    -------    -----      -------      ------      -------
                                      -------    -------    -----      -------      ------      -------
Management adjusted gap at
  March 31, 1993....................  $ 3,159    $(2,975)   $  49      $   233      $  (26)     $   207
                                      -------    -------    -----      -------      ------      -------
                                      -------    -------    -----      -------      ------      -------

     Liquidity, for commercial banking activities, is the ability to respond to maturing obligations, deposit withdrawals, and loan demand. The liquidity positions of the Company's bank subsidiaries are closely monitored by the Company's Capital Markets Committee. BayBanks' retail network provides a stable base of in-market core deposits and limits the need to raise funds from the national market.

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) increased to $2.3 billion, or 25% of total deposits and borrowings, at March 31, 1994, compared with $2.2 billion, also 25% of total deposits and borrowing at March 31, 1993. The Company also has additional liquidity flexibility due to the relatively short average maturity (1.1 years) of its combined short-term and securities available for sale portfolio.

     The statement of cash flows provides additional information on liquidity. The statement of cash flows includes operating, investing, and financing categories. Operating activities included $21.3 million in net income for the first quarter of 1994, before adjustment of noncash items. Investing activities are primarily comprised of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities present the net change in the Company's various deposit accounts, short-term borrowings, and dividends paid.

     Cash and cash equivalents were $633 million at December 31, 1993. During the first quarter of 1994, net cash provided by operating activities was $122 million, net cash used in investing activities totaled $286 million, and net cash provided by financing activities was $107 million. Cash and cash equivalents were $576 million at March 31, 1994.

     The parent company's sources of liquidity are dividend and interest income received from its subsidiaries. The most significant uses of the parent company's resources are capital contributions to banking subsidiaries when appropriate and dividends paid to stockholders. In managing liquidity, regulatory limitations on the extent to which bank subsidiaries can pay dividends or supply funds to the parent company are taken into account. During the first quarter of 1994 the parent company did not provide any capital to its subsidiaries. Dividends received from bank subsidiaries were $6.1 million, while no dividends were received from nonbank subsidiaries. The parent company paid $6.6 million in dividends to its stockholders. At March 31, 1994 the parent company had $70.4 million in cash, short-term investments, and other securities. The parent company does not sell commercial paper and does not have any revolving credit lines or short-term debt outstanding.

CREDIT QUALITY REVIEW

Overview

     The Company continually monitors its loan portfolio. Employing a standard system for grading loans, individual account officers assign their loans a grade, or risk rating, and, if necessary, a specific loan loss reserve. An independent Loan Review Department then reviews loan grades and specific reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the related provision, as well as the adequacy of OREO reserves reflect this analysis.

     Nonperforming assets, presented in TABLE G (which exclude restructured, accruing loans, and accruing loans 90 days or more past due), include nonperforming loans and OREO and were $204 million at March 31, 1994, a 9% decrease from $224 million at December 31, 1993, and a 40% decrease from $338 million at March 31, 1993. Nonperforming assets have continued the downward trend that began in the first quarter of 1991. While the Company expects to experience continued improvement in nonperforming assets, the pace of that improvement will depend on many factors, including national and regional economic conditions.

                                    TABLE G
             NONPERFORMING ASSETS, RESTRUCTURED, ACCRUING LOANS AND
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                            MARCH 31     DECEMBER 31     MARCH 31
                                                              1994          1993           1993
                                                            --------     -----------     --------
Nonperforming loans.......................................  $104,605       $110,001      $162,053
Other real estate owned
  In-substance foreclosures...............................    62,163         72,505        87,192
  Foreclosed property.....................................    63,944         70,950       104,747
                                                            --------       --------      --------
                                                             126,107        143,455       191,939
  Less OREO reserve.......................................    26,968         29,776        15,514
                                                            --------       --------      --------
  OREO, net of reserve....................................    99,139        113,679       176,425
                                                            --------       --------      --------
Total nonperforming assets................................  $203,744       $223,680      $338,478
                                                            --------       --------      --------
                                                            --------       --------      --------
Restructured, accruing loans..............................  $ 12,878       $ 18,398      $ 11,586
                                                            --------       --------      --------
                                                            --------       --------      --------
Accruing loans 90 days or more past due...................  $ 49,130       $ 51,749      $ 80,251
                                                            --------       --------      --------
                                                            --------       --------      --------
Nonperforming assets as a percentage of loans and OREO....       3.3%           3.6%          5.7%
Nonperforming assets as a percentage of total assets......       2.0            2.2           3.5

     The decline in nonperforming assets, presented in TABLE H (which exclude restructured, accruing loans and accruing loans 90 days or more past due), is affected by successful workout activities that include property sales, payments on nonperforming loans, and loans that qualify for return to accrual status. These favorable resolutions were $34 million in the first quarter of 1994, or 15% of the beginning of the period balance. During the first quarter of 1994 additions to nonperforming assets were $21 million; additions to nonperforming assets in the first quarter of 1993 were $31 million.

                                    TABLE H
                            CHANGE IN ASSET QUALITY
                                 (IN THOUSANDS)

                                        1994                            1993
                                      --------     -----------------------------------------------
                                       FIRST        FOURTH       THIRD        SECOND       FIRST
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                      --------     --------     --------     --------     --------
Nonperforming assets................  $203,744     $223,680     $272,396     $308,374     $338,478
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------
Nonperforming asset activity:
  Additions.........................  $ 20,656     $ 14,752     $ 27,034     $ 33,135     $ 31,284
                                      --------     --------     --------     --------     --------
  Payments..........................    (8,070)      (9,832)     (15,515)     (16,239)     (25,348)
  Returns to accrual................    (4,349)      (9,545)      (8,021)      (6,126)        (312)
  OREO sales........................   (21,477)     (27,514)     (20,651)     (19,861)     (22,040)
                                      --------     --------     --------     --------     --------
     Total improvements.............   (33,896)     (46,891)     (44,187)     (42,226)     (47,700)
                                      --------     --------     --------     --------     --------
     Net outflow....................   (13,240)     (32,139)     (17,153)      (9,091)     (16,416)
                                      --------     --------     --------     --------     --------
Charge-offs.........................    (9,504)     (16,135)     (11,967)     (14,051)     (13,592)
Change in OREO reserve..............     2,808         (442)      (6,858)      (6,962)      (7,680)
                                      --------     --------     --------     --------     --------
Total decrease in nonperforming
  assets............................  $(19,936)    $(48,716)    $(35,978)    $(30,104)    $(37,688)
                                      --------     --------     --------     --------     --------
                                      --------     --------     --------     --------     --------

Nonperforming Loans

     Total nonperforming loans, TABLE I (which exclude restructured, accruing loans and accruing loans 90 days or more past due), declined 5% during the first quarter of 1994 to $105 million at March 31, 1994, compared with $110 million at December 31, 1993. Nonperforming commercial loans decreased 12% to $42 million during the first quarter of 1994, compared with $48 million at December 31, 1993. Commercial real estate nonperforming loans declined 2% during the first quarter of 1994 to $48 million at March 31, 1994, compared with $49 million at December 31, 1993. Consumer nonperforming loans, including residential mortgages and instalment loans, increased 10% during the first quarter of 1994 to $15 million, compared with $13 million at December 31, 1993.

                                    TABLE I
                              NONPERFORMING LOANS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                             DECEMBER 31,
                                     MARCH 31, 1994              1993              MARCH 31, 1993
                                    ----------------       ----------------       ----------------
Commercial........................  $ 42,223      40%      $ 47,751      43%      $ 83,636      52%
Commercial real estate............    47,855      46         49,014      45         62,142      38
Residential mortgage..............    12,681      12         11,473      10         12,574       8
Instalment........................     1,846       2          1,763       2          3,701       2
                                    --------     ---       --------     ---       --------     ---
          Total nonperforming
            loans.................  $104,605     100%      $110,001     100%      $162,053     100%
                                    --------     ---       --------     ---       --------     ---
                                    --------     ---       --------     ---       --------     ---

     Other Real Estate Owned

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. The Company is also involved in managing in-substance foreclosures, taking operating control to stabilize values while the properties are being prepared for sale, or working closely with borrowers to obtain new equity.

     OREO (net of a valuation reserve) declined by 13% during the first quarter of 1993 to $99 million. The decline was primarily due to property sales of $21.5 million in the first quarter of 1994; property sales in the

     OREO (net of a valuation reserve) declined by 13% during the first quarter of 1993 to $99 million. The decline was primarily due to property sales of $21.5 million in the first quarter of 1994; property sales in the first quarter of 1993 were $22.0 million. The five largest OREO properties at March 31, 1994, ranged from $5.2 million down to $3.2 million, with the majority of OREO comprised of smaller value properties.

Restructured, Accruing Loans

     The Company restructures credits with troubled borrowers if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured generally remain on nonaccrual status until the customer has demonstrated a period of performance under new contractual terms. Restructured, accruing loans were $13 million at March 31, 1994, compared with $12 million at March 31, 1993.

     Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due declined 5% to $49 million at March 31, 1994, from $52 million at December 31, 1993, and 39% from $80 million at March 31, 1993 presented (TABLE J).

     Of the $49 million in accruing loans past due 90 days or more at March 31, 1994, $18 million were residential real estate loans and $21 million were instalment loans, which together represented 80% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $18 million in such residential real estate loans, $15 million were in owner-occupied properties. Commercial and commercial real estate accruing loans 90 days or more past due at March 31, 1994, were $10 million, compared with $28 million at March 31, 1993.

                                    TABLE J
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                           MARCH 31, 1994           1993           MARCH 31, 1993
                                           ---------------     ---------------     ---------------
Commercial...............................  $ 3,811       8%    $ 3,558       7%    $11,671      14%
Commercial real estate...................    6,109      12       5,093      10      16,685      21
Residential mortgage.....................   17,715      36      20,698      40      28,911      36
Instalment...............................   21,495      44      22,400      43      22,984      29
                                           -------     ---     -------     ---     -------     ---
          Total..........................  $49,130     100%    $51,749     100%    $80,251     100%
                                           -------     ---     -------     ---     -------     ---
                                           -------     ---     -------     ---     -------     ---

Allowance for Loan Losses

     The allowance for loan losses is increased by the provision for loan losses and is reduced by net loans charged off (TABLE K). Net loans charged off were $12.3 million in the first quarter of 1994, compared with $16.0 million in the first quarter of 1993. The provision for loan losses was $6.0 million in the first quarter of 1994, compared with $11.5 million in the first quarter of 1993. Since older problem assets are being resolved and the rate of emerging problem assets continued to decline, the allowance for loan losses was not replenished to the full extent of charge-offs. The allowance for loan losses was $165 million at March 31, 1994, and $188 million at March 31, 1993. While the overall allowance declined, its coverage of nonperforming loans increased to 158% at March 31, 1994, from 116% at March 31, 1993.

                                    TABLE K
                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)

                                                                            FIRST QUARTER
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
Loans outstanding at March 31.......................................  $6,052,135     $5,807,289
                                                                      ----------     ----------
                                                                      ----------     ----------
Average Loans.......................................................  $6,042,316     $5,856,381
                                                                      ----------     ----------
                                                                      ----------     ----------
Allowance for loan losses:
Balance at beginning of period......................................  $  171,496     $  192,700
  Loans charged off
     Commercial.....................................................       1,448          4,565
     Commercial real estate.........................................       6,051          4,168
     Residential mortgage...........................................       1,787          3,238
     Instalment.....................................................       7,005          8,001
                                                                      ----------     ----------
          Total loans charged off...................................      16,291         19,972
                                                                      ----------     ----------
  Recoveries
     Commercial.....................................................       1,680          1,927
     Commercial real estate.........................................         242            184
     Residential mortgage...........................................         672            435
     Instalment.....................................................       1,422          1,463
                                                                      ----------     ----------
     Total recoveries...............................................       4,016          4,009
                                                                      ----------     ----------
     Net loans charged off..........................................      12,275         15,963
Provision for loan losses...........................................       6,000         11,500
                                                                      ----------     ----------
Balance at March 31.................................................  $  165,221     $  188,237
                                                                      ----------     ----------
                                                                      ----------     ----------
Annualized net charge-offs as a percentage of average period-to-date
  loans.............................................................         0.8%           1.1%
Allowance for possible loan losses as a percentage of period-end
  loans.............................................................         2.7            3.2
Allowance for loan losses as a percentage of nonperforming loans....       157.9          116.2
Allowance for loan losses as a percentage of nonperforming loans, restructured, accruing loans, and accruing loans past due 90 days
  or more...........................................................        99.2           74.1

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.06% for total capital and 11.32% for core capital at March 31, 1994, compared with 12.76% and 10.83%, respectively, at March 31, 1993. At December 31, 1993, the consolidated risk-based capital ratios were 12.40% for total capital and 10.68% for core capital. The consolidated leverage ratio was 7.33%, 7.26%, and 6.99% at March 31, 1994, December 31, 1993, and March 31, 1993, respectively. (TABLE L).

                                    TABLE L
                                 CAPITAL RATIOS
                                 MARCH 31, 1994

                                                 RISK-BASED RATIOS
                            ------------------------------------------------------------
                                   TIER 1 CAPITAL                  TOTAL CAPITAL                LEVERAGE RATIO(1)
                            -----------------------------  -----------------------------  -----------------------------
                              REQUIRED TO BE                 REQUIRED TO BE                 REQUIRED TO BE
                            WELL CAPITALIZED(1)  REPORTED  WELL CAPITALIZED(1)  REPORTED  WELL CAPITALIZED(1)  REPORTED
                            -------------------  --------  -------------------  --------  -------------------  --------
BayBanks, Inc. .............          n/a%         11.32%           n/a%          13.06%           n/a%           7.33%
BayBank.....................         6.00           9.53          10.00           11.28           5.00            6.18
BayBank Boston, N.A. .......         6.00          10.62          10.00           12.57           5.00            6.50
BayBank Connecticut,
  N.A. .....................         6.00          13.70          10.00           14.98           5.00           10.71

- - ---------------
(1) Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a - not applicable

     BayBanks paid a dividend in the first quarter of 1994 of $.35 per share. BayBanks had reinstated its quarterly cash dividend in the first quarter of 1993, at an initial rate of $.20 per share; an equal amount was paid in the second quarter of 1993. In the third quarter of 1993, BayBanks increased its quarterly cash dividend to $.25 per share, which was also paid in the fourth quarter of 1993. On April 28, 1994, BayBanks declared its second quarter dividend at $.35 per share payable June 1, 1994.

IMPENDING ACCOUNTING CHANGE

     In May 1993, the FASB issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement is effective for fiscal years beginning after December 15, 1994. Adoption of Statement No. 114 will require changes in the disclosure of nonperforming assets. Loans currently reported as nonperforming and in-substance foreclosures will be reported as impaired loans in a note to the financial statements. Restructured loans, reported as restructured, accruing loans prior to the adoption of Statement No. 114, will not be regarded as impaired loans when the statement is adopted if they are performing under the restructured terms. Restructured, accruing loans entered into after the adoption of Statement No. 114 will be accounted for as impaired loans. The amount of impairment will be determined by the difference between the present value of the expected cash flows related to the loan using the contract rate and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the appraised value of the collateral and the recorded amount of the loan. Any additional impairment will be recorded as an adjustment to the existing allowance for loan losses account. The adoption of Statement No. 114 is not expected to have a material effect on the Company's results of operations or financial condition.


                                 BAYBANKS, INC.

                      AVERAGE BALANCES AND CAPITAL RATIOS

                             (DOLLARS IN MILLIONS)

                                                     1994                        1993
                                                    -------    ----------------------------------------
                                                     FIRST     FOURTH      THIRD     SECOND      FIRST
                                                    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                                    -------    -------    -------    -------    -------
ASSETS
Interest-bearing deposits and other short-term
  investments.....................................  $   315    $   420    $   412    $   651    $   897
Securities available for sale, at cost............      618        831        974      1,504      1,670
Investment securities, at cost....................    1,938      1,469      1,201        526        123
Loans*
  Commercial......................................    1,294      1,288      1,371      1,414      1,388
  Commercial real estate..........................      926        930        945        960        994
  Residential mortgage............................    1,209      1,194      1,178      1,128      1,183
  Instalment......................................    2,613      2,550      2,461      2,388      2,291
                                                    -------    -------    -------    -------    -------
                                                      6,042      5,962      5,955      5,890      5,856
  Less allowance for loan losses..................      172        184        185        190        195
                                                    -------    -------    -------    -------    -------
                                                      5,870      5,778      5,770      5,700      5,661
                                                    -------    -------    -------    -------    -------
          Total earning assets....................    8,913      8,682      8,542      8,571      8,546
Cash and due from banks...........................      602        659        630        628        600
Other assets......................................      495        519        539        566        575
                                                    -------    -------    -------    -------    -------
          Total assets............................  $ 9,838    $ 9,676    $ 9,526    $ 9,575    $ 9,526
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand..........................................  $ 1,955    $ 2,031    $ 1,914    $ 1,826    $ 1,795
  NOW accounts....................................    1,391      1,372      1,338      1,331      1,303
  Savings.........................................    1,481      1,443      1,422      1,390      1,344
  Money market deposit accounts...................    2,742      2,758      2,823      2,926      2,956
  Consumer time...................................      975      1,016      1,069      1,130      1,196
  Time -- $100,000 or more........................       37         30         29         35         39
                                                    -------    -------    -------    -------    -------
                                                      8,581      8,650      8,595      8,638      8,633
Federal funds purchased and other short-term
  borrowings......................................      425        209        139        148        106
Long-term debt....................................       54         55         54         54         54
                                                    -------    -------    -------    -------    -------
          Total deposits and borrowings...........    9,060      8,914      8,788      8,840      8,793
Other liabilities**...............................       66         70         61         72         82
Stockholders' equity..............................      712        692        677        663        651
                                                    -------    -------    -------    -------    -------
          Total liabilities and stockholders'
            equity................................  $ 9,838    $ 9,676    $ 9,526    $ 9,575    $ 9,526
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard-4.00%)...........    11.32%     10.68%     11.14%     11.05%     10.83%
  Total (Min. regulatory standard-8.00%)..........    13.06      12.40      13.06      12.98      12.76
Leverage..........................................     7.33       7.26       7.26       7.07       6.99

- - ---------------
 * Nonperforming loans are included in the average balances.

** Includes guarantee of ESOP indebtedness.

                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                1994                       1993
                                              --------   -----------------------------------------
                                               FIRST      FOURTH     THIRD      SECOND     FIRST
                                              QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------   --------
Income on earning assets (tax equivalent
  basis)....................................  $148,458   $148,393   $148,539   $148,885   $150,012
Interest expense on deposits and
  borrowings................................    37,818     37,636     38,856     42,787     47,369
                                              --------   --------   --------   --------   --------
Net interest income.........................   110,640    110,757    109,683    106,098    102,643
Noninterest income..........................    49,715     50,973     51,904     48,751     46,896
                                              --------   --------   --------   --------   --------
Total income from operations................   160,355    161,730    161,587    154,849    149,539
Operating expenses..........................   112,195    112,282    112,224    113,039    109,160
                                              --------   --------   --------   --------   --------
Operating Income before Net Securities Gains
  and Provisions for Loan Losses and OREO
  Reserve...................................    48,160     49,448     49,363     41,810     40,379
Net securities gains........................        39          4         49        358         --
Provision for loan losses...................     6,000      7,000      9,000      9,000     11,500
Provision for OREO reserve, net.............     2,937      2,138      7,800      7,892      7,000
                                              --------   --------   --------   --------   --------
Total credit provisions.....................     8,937      9,138     16,800     16,892     18,500
                                              --------   --------   --------   --------   --------
Pre-tax income..............................    39,262     40,314     32,612     25,276     21,879
Less tax equivalent adjustment included
  above.....................................     1,973      1,661      1,401      1,181      1,115
                                              --------   --------   --------   --------   --------
Income before taxes and cumulative effect of
  accounting change.........................    37,289     38,653     31,211     24,095     20,764
Provision for income taxes..................    15,078     15,971     13,210      9,888      8,003
                                              --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change.........................    22,211     22,682     18,001     14,207     12,761
Less cumulative effect of accounting change
  (net of tax benefit of $683)..............       932         --         --         --         --
                                              --------   --------   --------   --------   --------
Net Income..................................  $ 21,279   $ 22,682   $ 18,001   $ 14,207   $ 12,761
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Earnings Per Share:
  Income before accounting change...........  $   1.16   $   1.19   $   0.95   $   0.75   $   0.68
  Less cumulative effect of accounting
     change.................................      0.05         --         --         --         --
                                              --------   --------   --------   --------   --------
  Net Income................................  $   1.11   $   1.19   $   0.95   $   0.75   $   0.68
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Dividends Paid Per Share....................      0.35       0.25       0.25       0.20       0.20
Financial Ratios
Return on average equity....................      12.1%      13.0%      10.5%       8.6%       7.9%
Return on average assets....................      0.88       0.93       0.75       0.60       0.54
Common Stock Data
Period-end book value per share.............  $  38.51   $  37.52   $  36.56   $  35.85   $  35.29
Dividend payout ratio.......................      31.5%      21.0%      26.3%      26.7%      29.4%
Range of BayBanks, Inc., last sale price
  High......................................  $  57.25   $  50.75   $  50.50   $  51.25   $  52.13
  Low.......................................     50.00      43.25      43.25      38.25      38.75
  Close.....................................     54.50      50.75      48.75      43.00      50.13

                                 BAYBANKS, INC.

              AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN*

                                                  1994                          1993
                                                 -------     -------------------------------------------
                                                  FIRST      FOURTH       THIRD      SECOND       FIRST
                                                 QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                                 -------     -------     -------     -------     -------
Interest-bearing deposits and other short-term
  investments..................................    3.32%       3.24%       3.28%       3.23%       3.43%
Securities available for sale**................    4.64        4.70        4.40        4.39        4.50
Investment securities**........................    4.55        4.52        4.67        4.93        7.48
Loans..........................................    7.81        7.90        8.03        8.20        8.37
  Commercial...................................    6.57        6.48        6.50        6.57        6.63
  Commercial real estate.......................    7.58        7.74        7.73        7.90        7.70
  Residential mortgage.........................    7.35        7.51        7.74        8.08        8.27
  Instalment...................................    8.71        8.86        9.14        9.36        9.76
          Total earning assets.................    6.72%       6.80%       6.91%       6.96%       7.08%
Interest-bearing funds.........................    2.16%       2.16%       2.24%       2.45%       2.75%
  NOW accounts.................................    1.33        1.42        1.54        1.80        2.03
  Savings......................................    1.90        1.92        1.96        2.16        2.40
  Money market deposit accounts................    2.04        2.08        2.13        2.32        2.67
  Consumer time................................    3.45        3.52        3.65        3.80        4.06
  Time -- $100,000 or more.....................    2.91        2.63        2.57        2.66        2.75
  Short-term borrowings........................    3.21        2.86        2.60        2.65        2.50
  Long-term debt...............................    3.88        3.75        3.83        3.69        4.05
Interest expense as a percentage of average
  earning assets...............................    1.72%       1.72%       1.80%       2.00%       2.25%
Net interest margin............................    5.00%       5.08%       5.11%       4.96%       4.83%

- - ---------------
 * Tax equivalent basis.

** Yields based on average cost.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  See Exhibit List and Index on page 25.

(b) No report on Form 8-K was filed during the first quarter ended March 31, 1994.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BayBanks, Inc.
                                              --------------------------------
                                                       (Registrant)

                                          By:     /s/  MICHAEL W. VASILY
                                              --------------------------------
                                                     Michael W. Vasily
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                    (Duly Authorized and
                                                Principal Financial Officer)

Date: May 12, 1994


                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

EXHIBIT NO.                                          DESCRIPTION
- - -----------                                          -----------
   11.1         -- Computation of Primary and Fully Diluted Earnings Per Share