Form 10-Q
period 1994-06-30
BAYBANKS INC
filed 1994-08-12
CIK 10497

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1994                    Commission File No. 0-959
                            ------------------------
                                 BAYBANKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MASSACHUSETTS                                                   04-2008039
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

             175 FEDERAL STREET,
            BOSTON, MASSACHUSETTS                                                02110
  (Address of principal executive offices)                                     (Zip Code)

       Registrant's telephone number, including area code (617) 482-1040

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing
requirements for the past 90 days.  Yes/X/     No / /

     As of July 29, 1994, 18,875,941 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 28.

===============================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30       DECEMBER 31      JUNE 30
                                                                    1994            1993            1993
                                                                 -----------     -----------     ----------
ASSETS
Cash and due from banks........................................  $   659,739     $   632,985     $  678,795
Interest-bearing deposits and other short-term investments.....      160,850         803,068        494,454
Trading accounts...............................................       15,986          14,595         46,399
Securities available for sale -- amortized cost $499,005 at
  June 30, 1994, market value $633,446 at December 31, 1993,
  and $1,124,829 at June 30, 1993 (Note 2).....................      500,395         629,003      1,115,912
Investment securities -- market value $2,685,389 at June 30,
  1994, $1,605,091 at December 31, 1993, and $1,066,942 at June
  30, 1993 (Note 2)............................................    2,723,696       1,599,060      1,058,921
Loans, net of unearned income and fees
  Commercial...................................................    1,370,885       1,324,968      1,422,375
  Commercial real estate.......................................      898,807         935,471        954,792
  Residential mortgage.........................................    1,239,026       1,242,597      1,199,009
  Instalment...................................................    2,592,853       2,600,134      2,431,603
                                                                 -----------     -----------     ----------
                                                                   6,101,571       6,103,170      6,007,779
  Less allowance for loan losses...............................      154,126         171,496        183,794
                                                                 -----------     -----------     ----------
                                                                   5,947,445       5,931,674      5,823,985
Premises and equipment, net....................................      192,436         192,554        195,589
Other real estate owned and in-substance foreclosures, net.....       89,178         113,679        152,742
Other assets...................................................      200,530         193,966        194,770
                                                                 -----------     -----------     ----------
         Total assets..........................................  $10,490,255     $10,110,584     $9,761,567
                                                                 ============    ============    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand.......................................................  $ 2,062,723     $ 2,077,206     $1,970,674
  NOW accounts.................................................    1,418,609       1,481,859      1,353,725
  Savings......................................................    1,499,173       1,459,134      1,408,844
  Money market deposit accounts................................    2,664,896       2,731,720      2,859,017
  Consumer time................................................      947,424         993,945      1,097,393
  Time -- $100,000 or more.....................................       80,607          34,957         32,317
                                                                 -----------     -----------     ----------
                                                                   8,673,432       8,778,821      8,721,970
Federal funds purchased and other short-term borrowings (Note
  2)...........................................................      954,977         507,820        255,162
Accrued expenses and other accounts payable....................       54,870          53,952         47,500
Long-term debt.................................................       54,024          54,488         54,543
Guarantee of ESOP indebtedness.................................        9,451          12,241         12,241
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 18,835,989 at June 30, 1994, 18,742,934 at
      December 31, 1993, and 18,692,013 at June 30, 1993.......       37,672          37,486         37,384
Surplus........................................................      312,333         310,355        308,714
Retained earnings..............................................      402,998         367,662        336,342
                                                                 -----------     -----------     ----------
                                                                     753,003         715,503        682,440
Less treasury stock at cost -- 850 shares at June 30, 1994, and
  1,101 shares at June 30, 1993................................           51              --             48
Less guarantee of ESOP indebtedness............................        9,451          12,241         12,241
                                                                 -----------     -----------     ----------
         Total stockholders' equity............................      743,501         703,262        670,151
                                                                 -----------     -----------     ----------
         Total liabilities and stockholders' equity............  $10,490,255     $10,110,584     $9,761,567
                                                                 ============    ============    ==========

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                    SECOND QUARTER               SIX MONTHS
                                                     ENDED JUNE 30              ENDED JUNE 30
                                                 ---------------------      ---------------------
                                                   1994         1993          1994         1993
                                                 --------     --------      --------     --------
Income on interest-bearing deposits and other
  short-term investments....................... $     1,925  $     5,103   $     4,410  $    12,586
Interest on securities available for sale and
  investment securities........................      33,555       21,961        60,545       41,880
Interest and fees on loans.....................     120,758      120,640       237,768      242,135
                                                   --------     --------      --------     --------
Total income on earning assets.................     156,238      147,704       302,723      296,601
Interest expense on deposits and borrowings
  Deposits.....................................      35,509       41,293        69,387       87,452
  Short-term borrowings........................       7,308          989        10,724        1,651
  Long-term debt...............................         606          505         1,130        1,053
                                                   --------     --------      --------     --------
Total interest expense.........................      43,423       42,787        81,241       90,156
                                                   --------     --------      --------     --------
Net interest income............................     112,815      104,917       221,482      206,445
Provision for loan losses......................       6,000        9,000        12,000       20,500
                                                   --------     --------      --------     --------
Net interest income after provision for loan
  losses.......................................     106,815       95,917       209,482      185,945
Noninterest income
  Service charges and fees on deposit
     accounts..................................      27,784       26,837        54,042       51,781
  Other noninterest income.....................      26,247       21,914        49,704       43,866
                                                   --------     --------      --------     --------
Total noninterest income.......................      54,031       48,751       103,746       95,647
Net securities gains...........................         436          358           475          358
Operating expenses
  Salaries and benefits........................      57,434       52,529       113,817      104,136
  Occupancy and equipment......................      21,559       22,397        44,046       44,821
  Other operating expenses.....................      35,719       38,113        69,044       73,242
                                                   --------     --------      --------     --------
Total operating expenses.......................     114,712      113,039       226,907      222,199
Provision for OREO reserve, net................       2,500        7,892         5,437       14,892
                                                   --------     --------      --------     --------
Total operating expenses and OREO provision....     117,212      120,931       232,344      237,091
                                                   --------     --------      --------     --------
Income before taxes and cumulative effect of
  accounting change............................      44,070       24,095        81,359       44,859
Provision for income taxes.....................      17,648        9,888        32,726       17,891
                                                   --------     --------      --------     --------
Income before cumulative effect of accounting
  change.......................................      26,422       14,207        48,633       26,968
Less cumulative effect of accounting change
  (net of tax benefit of $683).................          --           --           932           --
                                                   --------     --------      --------     --------
NET INCOME..................................... $    26,422  $    14,207   $    47,701  $    26,968
                                                   ========     ========      ========     ========
Earnings Per Share
  Income before accounting change.............. $      1.38  $      0.75   $      2.54  $      1.43
  Less cumulative effect of accounting
     change....................................          --           --          0.05           --
                                                   --------     --------      --------     --------
  Net Income................................... $      1.38  $      0.75   $      2.49  $      1.43
                                                   ========     ========      ========     ========
Average shares outstanding.....................  19,154,620   18,937,724    19,124,143   18,904,691


                                 BAYBANKS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                    COMMON                 RETAINED    TREASURY    ESOP LOAN
                                     STOCK     SURPLUS     EARNINGS     STOCK      GUARANTEE     TOTAL
                                    -------    --------    --------    --------    ---------    --------
BALANCE AS OF DECEMBER 31, 1992...  $37,016    $304,890    $316,812      $(26)     $(14,473)    $644,219
  Net income -- Six Months Ended
     June 30, 1993................                           26,968                               26,968
  Cash dividends declared ($0.40
     per share)...................                           (7,438)                              (7,438)
  Other equity transactions.......      368       3,824                   (22)        2,232        6,402
                                    -------    --------    --------    --------    ---------    --------
BALANCE AS OF JUNE 30, 1993.......  $37,384    $308,714*   $336,342      $(48)     $(12,241)    $670,151
                                    =======    ========    ========    ======      =========    ========

BALANCE AS OF DECEMBER 31, 1993...  $37,486    $310,355    $367,662      $ --      $(12,241)    $703,262
  Net income -- Six Months Ended
     June 30, 1994................                           47,701                               47,701
  Cash dividends declared ($0.70
     per share)...................                          (13,164)                             (13,164)
  Change in valuation reserve
     related to securities
     available for sale portfolio,
     net of tax...................                              799                                  799
  Other equity transactions.......      186       1,978                   (51)        2,790        4,903
                                    -------    --------    --------    --------    ---------    --------
BALANCE AS OF JUNE 30, 1994.......  $37,672    $312,333*   $402,998      $(51)     $ (9,451)    $743,501
                                    =======    ========    ========    ======      =========    ========

- - ---------------
* Net of unamortized deferred compensation expense of $1,104 and $2,192 at June 30, 1994 and 1993, respectively.

                                 BAYBANKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30
                                                                             ----------------------------
                                                                                1994              1993
                                                                             -----------        ---------
Operating Activities
  Net income...............................................................  $    47,701        $  26,968
  Adjustments to reconcile net income to net cash provided by operating activities:
    Fixed-rate mortgages sold..............................................      228,741          434,430
    Fixed-rate mortgages originated for sale...............................     (130,346)        (404,000)
    Student loans transferred from portfolio and sold......................      127,004           14,576
    Proceeds from sales and maturities of trading account assets...........    1,195,989          827,187
    Purchases of trading account assets....................................   (1,212,177)        (800,298)
    Provision for loan losses..............................................       12,000           20,500
    Amortization of security premium.......................................       14,453            2,639
    Provision for OREO reserve, net........................................        5,437           14,892
    Deferred income taxes..................................................       12,502           (2,595)
    Depreciation and amortization of premises and equipment................       12,754           12,502
    Net securities gains...................................................         (475)            (358)
    Change in other assets.................................................       (2,842)         (21,185)
    Change in accrued expenses.............................................        4,030           (1,103)
    Change in interest receivable..........................................      (19,809)           2,645
    Change in interest payable.............................................          470           (3,034)
                                                                             -----------        ---------
         Net cash provided by operating activities.........................      295,432          123,766
                                                                             -----------        ---------
Investing Activities
  Proceeds from sales of securities available for sale.....................      104,200          120,557
  Proceeds from maturities of securities available for sale................      131,837          101,479
  Purchases of securities available for sale...............................      (95,655)        (333,789)
  Proceeds from maturities of investment securities........................      316,345           79,950
  Purchases of investment securities.......................................   (1,450,739)        (465,942)
  Net cash provided (used) by:
    Short-term investments.................................................      642,218          597,531
    Loans(1)(2)............................................................     (269,627)        (153,594)
    Customers' acceptances.................................................        3,187            7,547
  Net purchases of premises and equipment..................................      (12,636)          (9,661)
  Proceeds from sales of OREO(2)...........................................       35,521           33,165
                                                                             -----------        ---------
         Net cash used by investing activities.............................     (595,349)         (22,757)
                                                                             -----------        ---------
Financing Activities
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts.............................      (37,694)          (6,702)
    Money market deposits..................................................      (66,824)        (108,274)
    Consumer time deposits.................................................      (46,521)        (137,354)
    Time deposits greater than $100,000....................................       45,650           (6,638)
    Short-term borrowings..................................................      447,157          115,193
    Customers' acceptances.................................................       (3,187)          (7,547)
    Long-term debt.........................................................         (464)            (645)
  Dividends paid...........................................................      (13,164)          (7,438)
  Other equity transactions................................................        1,718            3,465
                                                                             -----------        ---------
         Net cash provided (used) by financing activities..................      326,671         (155,940)
                                                                             -----------        ---------
Net change in cash and cash equivalents....................................       26,754          (54,931)
Cash and cash equivalents at beginning of year(3)..........................      632,985          733,726
                                                                             -----------        ---------
Cash and cash equivalents at June 30(3)....................................  $   659,739        $ 678,795
                                                                             ============       ==========
Supplemental disclosure of cash flow information
  Interest paid............................................................  $    80,771        $  93,528
  Taxes paid...............................................................       25,145           37,551

- - ---------------
(1) Excludes transfers of loans to the other real estate owned category of $20.8 million and $19.6 million in 1994, and 1993, respectively.

(2) Excludes loan originations in conjunction with OREO sales of $5.5 million and $8.7 million in 1994 and 1993, respectively.

(3) Cash and cash equivalents consist of cash on hand and due from banks.

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

                         NOTE 2.  SECURITIES PORTFOLIOS

                                                          PERIOD-END SECURITIES PORTFOLIOS
                                            ------------------------------------------------------------
                                                           GROSS        GROSS                   WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AVERAGE
                                               COST        GAINS        LOSSES        VALUE      YIELD*
                                            ----------   ----------   ----------   -----------  --------
                                                               (DOLLARS IN THOUSANDS)
JUNE 30, 1994
SECURITIES AVAILABLE FOR SALE
U.S. Government securities, maturing
  Within 1 year...........................  $  217,916     $  369      $     (11)  $   218,274    5.03%
                                            ----------     ------      ---------   -----------
                                               217,916        369            (11)      218,274    5.03
                                            ----------     ------      ---------   -----------
State and local governments, maturing
  Within 1 year...........................       9,833        --              (5)        9,828    4.75
                                            ----------     ------      ---------   -----------
                                                 9,833        --              (5)        9,828    4.75
                                            ----------     ------      ---------   -----------
Corporate, maturing
  Within 1 year...........................     217,300        --            --         217,300    4.88
                                            ----------     ------      ---------   -----------
                                               217,300        --            --         217,300    4.88
                                            ----------     ------      ---------   -----------
Mortgage-backed securities................      26,302        612           --          26,914    6.02
Other**...................................      27,654        425           --          28,079    7.57
                                            ----------     ------      ---------   -----------
          Total Securities Available for
            Sale..........................  $  499,005     $1,406      $     (16)  $   500,395    5.15%
                                            ==========     ======      =========   ===========
INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year...........................  $  683,036     $  126      $  (8,372)  $   674,790    4.43%
  After 1 year but within 5 years.........   1,546,865          4        (23,359)    1,523,510    5.23
  After 5 years but within 10 years.......      78,948        --            (339)       78,609    6.76
                                            ----------     ------      ---------   -----------
                                             2,308,849        130        (32,070)    2,276,909    5.05
State and local governments, maturing
  Within 1 year...........................      75,662         29            (78)       75,613    4.63
  After 1 year but within 5 years.........      24,773         78           (400)       24,451    6.19
  After 5 years but within 10 years.......       5,822         20           (208)        5,634    6.97
                                            ----------     ------      ---------   -----------
                                               106,257        127           (686)      105,698    5.12
Asset-backed securities...................     203,665        --          (4,368)      199,297    4.33
Mortgage-backed securities................      49,473        --          (1,440)       48,033    5.14
Industrial revenue bonds..................      53,595        --            --          53,595    9.67
Other.....................................       1,857        --            --           1,857    --
                                            ----------     ------      ---------   -----------
          Total Investment Securities.....  $2,723,696     $  257      $ (38,564)  $ 2,685,389    5.09%
                                            ==========     ======      =========   ===========

- - ---------------
* Tax equivalent basis.

** During the second quarter of 1994, BayBank, the Company's principal bank subsidiary, became a member of the Federal Home Loan Bank of Boston (FHLB). As of June 30, 1994, $27,555,500 in the stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category. Outstanding advances as of June 30, 1994 due to the FHLB were $50,000,000, at an average interest rate of 4.52% and with an average maturity of .2 years, and are included on the consolidated balance sheet in the other short-term borrowings category.

                                 BAYBANKS, INC.

                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)

                                                              PERIOD-END SECURITIES PORTFOLIOS
                                                     --------------------------------------------------
                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                        COST        GAINS        LOSSES        VALUE
                                                     ----------   ----------   ----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 1993
SECURITIES AVAILABLE FOR SALE
U.S. Government securities.........................  $  322,707     $3,280       $   (3)    $   325,984
State and local governments........................      18,964          6           (2)         18,968
Mortgage-backed securities.........................      30,832      1,162           --          31,994
Corporate..........................................     256,500         --           --         256,500
                                                     ----------   ----------   ----------   -----------
          Total Securities Available for Sale......  $  629,003     $4,448       $   (5)    $   633,446
                                                      =========   ========     ========       =========
INVESTMENT SECURITIES
U.S. Government securities.........................  $1,203,315     $6,447       $  (59)    $ 1,209,703
State and local governments........................     128,997        380          (25)        129,352
Asset-backed securities............................     204,798        115         (827)        204,086
Industrial revenue bonds...........................      59,958         --           --          59,958
Other..............................................       1,992         --           --           1,992
                                                     ----------   ----------   ----------   -----------
          Total Investment Securities..............  $1,599,060     $6,942       $ (911)    $ 1,605,091
                                                      =========   ========     ========       =========
JUNE 30, 1993
SECURITIES AVAILABLE FOR SALE
U.S. Government securities.........................  $1,007,927     $7,548       $  (40)    $ 1,015,435
Mortgage-backed securities.........................      36,235      1,409           --          37,644
Corporate..........................................      71,750         --           --          71,750
                                                     ----------   ----------   ----------   -----------
          Total Securities Available for Sale......  $1,115,912     $8,957       $  (40)    $ 1,124,829
                                                      =========   ========     ========       =========
INVESTMENT SECURITIES
U.S. Government securities.........................  $  945,701     $7,857       $ (225)    $   953,333
State and local governments........................      41,684        389           --          42,073
Industrial revenue bonds...........................      69,566         --           --          69,566
Other..............................................       1,970         --           --           1,970
                                                     ----------   ----------   ----------   -----------
          Total Investment Securities..............  $1,058,921     $8,246       $ (225)    $ 1,066,942
                                                      =========   ========     ========       =========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS

PERFORMANCE OVERVIEW

     BayBanks' net income was $26.4 million for the second quarter of 1994, or $1.38 per share, compared with net income of $14.2 million, or $.75 per share, for the second quarter of 1993. Net income for the first six months of 1994 was $47.7 million, or $2.49 per share, compared with $27.0 million, or $1.43 per share, for the first six months of 1993. The increase in net income was affected by the following items:

     - Operating income (defined below) increased by 30% in the second quarter of 1994, compared with that of the second quarter of 1993, as a result of an 8% increase in net interest income and an 11% increase in noninterest income, which was partially offset by a 1% growth in expenses. Included in noninterest income was a $4.4 million gain on the sale of student loans (see Page 10).

     - Asset quality continued to improve; nonperforming assets were reduced to $173 million, a 23% decrease from December 31, 1993, and a 44% decrease from June 30, 1993. As a consequence, the combined provision for loan losses and the other real estate owned (OREO) reserve decreased 50% to $8.5 million in the second quarter of 1994 from $16.9 million in the second quarter of 1993. The comparable decrease for the first six months of 1994 was 51%, or $17.4 million, compared with $35.4 million for the same period in 1993.

     - Net income for the first quarter of 1994 included an after-tax charge of $932 thousand, or $.05 per share, reflecting the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

EARNINGS ANALYSIS

Operating Income

     Operating income, presented in TABLE A, is on a tax equivalent basis; excludes net securities gains, and the provisions for loan losses and the OREO reserve; and is before income taxes and the cumulative effect of the accounting change. For the second quarter of 1994, total operating income was $54.2 million, compared with $48.2 million in the first quarter and $41.8 million in the second quarter of 1993. The increase over the previous year was a result of an 8% increase in net interest income and an 11% growth in noninterest income.

     For the six-month periods, operating income was $102.4 million in 1994, compared with $82.2 million in 1993. In 1994, increases in both net interest income and noninterest income were partially offset by a modest increase in operating expenses.

                                    TABLE A
                             SUMMARY OF OPERATIONS
                         FOR THE PERIODS ENDED JUNE 30
                              TAX EQUIVALENT BASIS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                               SECOND     FIRST      SECOND        SIX MONTHS
                                              QUARTER    QUARTER    QUARTER    -------------------
                                                1994       1994       1993       1994       1993
                                              --------   --------   --------   --------   --------
Income on earning assets....................  $158,305   $148,458   $148,885   $306,763   $298,897
Interest on deposits and borrowings.........    43,423     37,818     42,787     81,241     90,156
                                              --------   --------   --------   --------   --------
Net interest income.........................   114,882    110,640    106,098    225,522    208,741
Noninterest income..........................    54,031     49,715     48,751    103,746     95,647
                                              --------   --------   --------   --------   --------
Total income from operations................   168,913    160,355    154,849    329,268    304,388
Operating expenses..........................   114,712    112,195    113,039    226,907    222,199
                                              --------   --------   --------   --------   --------
Operating Income before Net Securities Gains
  and Provisions for Loan Losses and OREO
  Reserve...................................    54,201     48,160     41,810    102,361     82,189
                                              --------   --------   --------   --------   --------
Net securities gains........................       436         39        358        475        358
                                              --------   --------   --------   --------   --------
Provision for loan losses...................     6,000      6,000      9,000     12,000     20,500
Provision for OREO reserve, net.............     2,500      2,937      7,892      5,437     14,892
                                              --------   --------   --------   --------   --------
Total credit provisions.....................     8,500      8,937     16,892     17,437     35,392
                                              --------   --------   --------   --------   --------
Income before taxes and cumulative effect of
  accounting change.........................    46,137     39,262     25,276     85,399     47,155
Income taxes and tax equivalent
  adjustment................................    19,715     17,051     11,069     36,766     20,187
                                              --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change.........................    26,422     22,211     14,207     48,633     26,968
Less cumulative effect of accounting change
  (net of tax benefit)......................        --        932         --        932         --
                                              --------   --------   --------   --------   --------
Net Income..................................  $ 26,422   $ 21,279   $ 14,207   $ 47,701   $ 26,968
                                              ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting change...........  $   1.38   $   1.16   $   0.75   $   2.54   $   1.43
  Less cumulative effect of accounting
     change.................................        --       0.05         --       0.05         --
                                              --------   --------   --------   --------   --------
     Net Income.............................  $   1.38   $   1.11   $   0.75   $   2.49   $   1.43
                                              ========   ========   ========   ========   ========

Net Interest Income (tax equivalent basis)

     Net interest income was $114.9 million in the second quarter of 1994, $110.6 million in the preceding quarter, and $106.1 million in the second quarter of 1993. The net interest margin in the first and second quarters of 1994 was 5.00%, compared with 4.96% in the second quarter of 1993. Net interest income and the net interest margin are affected by the mix of interest-bearing assets and liabilities, movements in interest rates, and the level of nonperforming assets. A 7% growth in average earning assets and a slight improvement in the net interest margin were responsible for the increase in net interest income in the second quarter of 1994, compared with the second quarter of 1993. Net interest income and the net interest margin were affected by the expansion of the securities portfolios, financed by purchased funds, to take advantage of the Company's strong capital position.

     The cost of total interest-bearing liabilities fell 10 basis points to 2.35% in the second quarter of 1994 from 2.45% in the second quarter of 1993. The yield on average earning assets fell by 7 basis points to 6.89% in the second quarter of 1994, compared with 6.96% in the second quarter of 1993, due to a decrease in the loan portfolio yield from 8.20% to 7.98%.

     For the six-month periods, net interest income increased from $208.7 million in 1993 to $225.5 million in 1994. This increase was related to a 6% increase in average earning assets in 1994, compared with 1993 and an increase in the net interest margin from 4.90% in 1993 to 5.01% in 1994. The cost of total interest-bearing liabilities fell 34 basis points to 2.25% for the first six months of 1994 from 2.59% in 1993. For the same period the yield on average earning assets fell by 21 basis points to 6.81% in 1994, compared with 7.02% in 1993, due to a decrease in the loan portfolio yield from 8.29% to 7.90%.

     Due to a recent rise in market interest rates, the yield on average earning assets in the second quarter of 1994 was 6.89%, compared with 6.72% in the first quarter of 1994. The cost of interest-bearing liabilities was 2.35% in the second quarter of 1994, compared with 2.16% in the first quarter of 1994. The Company's net interest margin was 5.00% in the first and second quarters of 1994.

Fees, Service Charges, and Other Noninterest Income

     Noninterest income consists primarily of service charges and fees on deposit accounts and fees from credit and non-credit services and is well diversified among consumer, corporate, and small business banking activities.

     Noninterest income (TABLE B) increased 11% to $54.0 million in the second quarter of 1994, compared with $48.8 million in the second quarter of 1993. For the first six months, noninterest income increased 8% to $103.7 million in 1994 from $95.6 million in 1993.

     Service charges and fees on deposit accounts continued to provide over one half of noninterest income. Total service charges and fees on deposits increased 4% to $27.8 million in the second quarter of 1994, compared with $26.8 million in the second quarter of 1993. For the first six months, service charges and fees on deposit accounts were up 4% to $54.0 million in 1994 from $51.8 million in 1993. The increase was attributable to higher service charges and fees on consumer accounts partially offset by a decline in corporate service charges due to higher earnings credit rates on compensating deposit balances.

     Credit card fees increased 2% to $4.6 million in the second quarter of 1994, compared with $4.5 million in the second quarter of 1993, due primarily to the timing of promotional annual fee waivers in 1994. For the first six months of 1994, credit card fees increased 7% to $9.7 million from $9.0 million in 1993 due to higher merchant volume and the timing of promotional fee waivers.

     Processing fees increased 18% to $4.0 million in the second quarter of 1994 from $3.4 million in the second quarter of 1993. For the six-month periods, processing fees were $7.3 million in 1994 and $6.6 million in 1993. The increase in processing fees in 1994 was primarily due to an increasing volume of point-of-sale transactions.

     Mortgage banking fees decreased 44% to $1.5 million in the second quarter of 1994 from $2.6 million in the second quarter of 1993. For the six-month periods, mortgage banking fees were $3.8 million in 1994 and $5.4 million in 1993. The decrease in mortgage banking fees was due to a lower level of secondary market activity resulting from a decrease in refinance volumes as interest rates increased.

     Investment management and brokerage fees increased 29% to $1.9 million in the second quarter of 1994 from $1.5 million in the second quarter of 1993. For the six-month periods, investment management and brokerage fees increased 40% to $4.0 million in 1994 from $2.8 million in 1993. The increase in investment management and brokerage fees was due to increases in brokerage fees for retail transactions, mutual fund sales fees, and investment advisory fees from BayFunds(R). Total assets under management in BayFunds were $1.2 billion at June 30, 1994, compared with $1.0 billion at June 30, 1993.

     The Company periodically sells student loans when these loans are no longer in a deferred payment status. During the second quarter of 1994, the Company sold $127 million in student loans, resulting in a gain of $4.4 million; gains related to the sale of student loans in the second quarter of 1993 were $223 thousand. It is not anticipated that significant student loan sales will occur in the third or fourth quarters of 1994. Student loan sales gains were $1.5 million in the third quarter of 1993.

     Securities gains were $436 thousand in the second quarter of 1994, compared with $358 thousand in the second quarter of 1993.

                                                    TABLE B
                                               NONINTEREST INCOME
                                         FOR THE PERIODS ENDED JUNE 30
                                                 (IN THOUSANDS)

                                            SECOND QUARTER                      SIX MONTHS
                                     -----------------------------    ------------------------------
                                     1994       1993        CHANGE    1994         1993       CHANGE
                                     ----       ----        ------    ----         ----       ------
Service charges and fees on deposit
  accounts.........................  $27,784    $26,837    $   947    $ 54,042    $51,781    $ 2,261
Credit card fees...................    4,630      4,542         88       9,705      9,042        663
Trust fees.........................    3,377      3,583       (206)      7,150      7,213        (63)
Processing fees....................    3,951      3,361        590       7,331      6,596        735
Mortgage banking fees..............    1,473      2,616     (1,143)      3,770      5,417     (1,647)
Investment management and brokerage
  fees.............................    1,912      1,486        426       3,979      2,848      1,131
International fees.................    1,618      1,516        102       2,844      2,865        (21)
Student loan sales gains...........    4,395        223      4,172       4,395        223      4,172
Other noninterest income...........    4,891      4,587        304      10,530      9,662        868
                                     -------    -------    -------    --------    -------    -------
     Total noninterest income......  $54,031    $48,751    $ 5,280    $103,746    $95,647    $ 8,099
                                     =======    =======    =======    ========    =======    =======

Operating Expenses

     The operating expense analysis presented in TABLE C (Page 12) separates OREO and legal expenses related to the workout of problem assets from other operating expenses. Operating expenses, excluding OREO and legal expenses related to workouts (as well as writedowns and reserves related to OREO), were $111.6 million in the second quarter of 1994, compared with $107.9 million in the second quarter of 1993; for the first six months, these operating expenses were $220.2 million in 1994, compared with $212.0 million in 1993.

     Salaries and benefits were $57.4 million in the second quarter of 1994, compared with $52.5 million in the second quarter of 1993. For the first six-month periods, salaries and benefits were $113.8 million in 1994, compared with $104.1 million in 1993. The increase resulted from normal salary increases, including the timing of such increases, higher accruals for performance awards, higher benefits costs, and the additional staffing required by certain product lines.

     Occupancy and equipment were $21.6 million in the second quarter of 1994, compared with $22.4 million in the second quarter of 1993. For the first six months of 1994, occupancy and equipment were $44.0 million, compared with $44.8 million for the first six months of 1993. The decrease in occupancy and equipment is due principally to renegotiation of telecommunications and other equipment rental contracts in 1994.

     FDIC insurance was $5.5 million in the second quarter of 1994, compared with $4.9 million in the second quarter of 1993. The second quarter of 1993 amount reflects the FDIC retroactively giving banks the benefit of higher capital ratios, achieved in the second half of 1992. A refund of $1.3 million, related to the first six months of 1993, was received in the second quarter of 1993.

     Other operating expenses were $15.8 million in the second quarter of 1994, compared with $16.3 million in the second quarter of 1993. Included in the 1993 second quarter is a charge of $1.4 million in interest expense related to issues that the Company has settled or is contesting with the Internal Revenue Service.

     The cost of administering, managing, and disposing of OREO properties and legal expenses related to workout were $3.1 million in the second quarter of 1994, compared with $5.2 million in the second quarter of 1993, reflecting the continued disposition of OREO. For the first six months of 1994, these costs were $6.7 million, down from $10.2 million in 1993.

                                    TABLE C
                               OPERATING EXPENSES
                         FOR THE PERIODS ENDED JUNE 30
                                 (IN THOUSANDS)

                                          SECOND QUARTER                       SIX MONTHS
                                  -------------------------------    -------------------------------
                                    1994        1993      CHANGE       1994        1993      CHANGE
                                  --------    --------    -------    --------    --------    -------
Salaries and benefits...........  $ 57,434    $ 52,529    $ 4,905    $113,817    $104,136    $ 9,681
Occupancy and equipment.........    21,559      22,397       (838)     44,046      44,821       (775)
FDIC insurance..................     5,451       4,890        561      10,902      11,052       (150)
Marketing and public
  relations.....................     6,244       6,378       (134)     11,361      11,067        294
Postage and supplies............     5,090       5,340       (250)      9,928      10,128       (200)
Other...........................    15,836      16,318       (482)     30,180      30,792       (612)
                                  --------    --------    -------    --------    --------    -------
Operating expenses excluding
  OREO expenses.................   111,614     107,852      3,762     220,234     211,996      8,238
OREO and legal expenses related
  to workout....................     3,098       5,187     (2,089)      6,673      10,203     (3,530)
                                  --------    --------    -------    --------    --------    -------
     Total operating expenses...  $114,712    $113,039    $ 1,673    $226,907    $222,199    $ 4,708
                                  ========    ========    =======    ========    ========    =======

Provision for Loan Losses and Other Real Estate Owned Reserve

     Due to the continued improvement in BayBanks' credit quality, the provision for loan losses and the OREO reserve (credit provisions) declined substantially in the second quarter of 1994 to $8.5 million, compared with $16.9 million in the second quarter of 1993.

     The provision for loan losses was $6.0 million in the second quarter of 1994, compared with $9.0 million in the second quarter of 1993. For the first six months of 1994, the provision for loan losses was $12.0 million, compared with $20.5 million in 1993.

     The provision for the OREO reserve was $2.5 million in the second quarter of 1994, compared with $7.9 million in the second quarter of 1993. For the first six months of 1994, the provision for the OREO reserve was $5.4 million, compared with $14.9 million in 1993. The OREO provision was net of $2.6 million of net gains on sales of properties in the second quarter of 1994 and $937 thousand in the second quarter of 1993. For the first six months of 1994, net gains on the sales of OREO properties were $3.1 million as compared with $2.0 million in 1993.

Income Taxes

     The Company reported a provision for income taxes of $17.6 million in the second quarter of 1994, compared with $9.9 million in the second quarter of 1993. The effective tax rate in the second quarter of 1994 was 40.0%, compared with 41.0% in the second quarter of 1993. For the 1994 and 1993 first six-month periods, the effective tax rates were 40.2% and 39.9%, respectively.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased to $9.2 billion during the second quarter of 1994, compared with $8.6 billion in the second quarter of 1993. The increase was due primarily to the expansion of the securities portfolios, financed by purchased funds, to take advantage of the Company's strong capital position. Average earning assets were $9.1 billion for the first six months of 1994, compared with $8.6 billion in the first six months of 1993.

Loan Portfolio

     The loan portfolio of the Company is diversified (TABLE D). Consumer loans represent 63% of the quarter-end loan portfolio, with $1.2 billion in residential loan balances and $2.6 billion in various types of instalment loan balances. The consumer lending activities of the Company are focused primarily on the Massachusetts market. The remaining 37% of the loan portfolio is commercial and commercial real estate loans. The majority of the Company's commercial loans are to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed-and adjustable-rate residential mortgage loans. The majority of fixed-rate residential real estate loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and floating-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio.

     An analysis of changes in major loan categories for the second quarters and first six months of 1994 and 1993 is presented in TABLE D. Net business volume was $267 million, compared with $404 million in the second quarter of 1993. Residential real estate loan volume in the second quarter was principally due to mortgages for purchases as refinance activity continued to decline. The Company sold $57 million of fixed-rate residential real estate loans during the second quarter of 1994, compared with $169 million in the second quarter of 1993. At June 30, 1994 loans held for resale were $18 million, compared with $174 million at June 30, 1993. Instalment loan net business volume was $100 million in the second quarter of 1994, compared with $33 million in the first quarter of 1994 and $127 million in the second quarter of 1993. Automobile lending totals were down when compared with 1993's second quarter due to an exceptionally strong performance in 1993. The decline in the automobile lending category was partially offset by increased net business volumes in student loans, reserve credit, and credit card loans. Outflows in the commercial real estate portfolio were $6 million during the second quarter of 1994, compared with $7 million in the second quarter of 1993. Commercial loan volumes continued to fluctuate due to selected overnight money market-priced loans, international trade finance activities, primarily with Mexican and South American banks, and continuing paydowns on loans to certain industries where the Company is no longer active.

                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)

                                                                                  SECOND QUARTER 1994
                                                                         ANALYSIS OF CHANGE IN LOAN CATEGORIES       NET BUSINESS
                                                                     ---------------------------------------------      VOLUME
                                                                      GROSS      TRANSFERS                  NET         SECOND
                               JUNE 30      MARCH 31     INCREASE    CHARGE-        TO                    BUSINESS     QUARTER
                                 1994         1994      (DECREASE)     OFFS        OREO         SALES      VOLUME        1993
                              ----------   ----------   ----------   --------   -----------   ---------   --------   ------------
Commercial..................  $1,370,885   $1,324,429    $  46,456   $ (5,609)   $     (69)   $  --       $ 52,134     $ 26,791
Commercial real estate......     898,807      919,664      (20,857)    (7,664)      (6,849)      --         (6,344)      (6,736)
Residential mortgage........   1,239,026*   1,182,028*      56,998     (2,145)      (4,960)     (57,378)   121,481      257,006
Instalment loans
  Automobile and other......   1,236,018    1,185,353       50,665     (1,808)      --           --         52,473       99,736
  Home equity...............     712,438      693,500       18,938       (404)          (3)      --         19,345       22,420
  Credit card...............     300,054      297,355        2,699     (3,106)      --           --          5,805       (2,741)
  Student loans.............     216,115      327,767     (111,652)      (100)      --         (126,671)    15,119        1,972
  Reserve credit............     128,228      122,039        6,189     (1,236)      --           --          7,425        5,224
                              ----------   ----------    ---------   --------     --------    ---------   --------     --------
  Total instalment loans....   2,592,853    2,626,014      (33,161)    (6,654)          (3)    (126,671)   100,167      126,611
                              ----------   ----------    ---------   --------     --------    ---------   --------     --------
        Total loans.........  $6,101,571   $6,052,135    $  49,436   $(22,072)    $(11,881)   $(184,049)  $267,438     $403,672
                              ==========   ==========    =========   ========     ========    =========   ========     ========

- - ---------------
* Includes residential mortgage loans held for sale of $18 million at June 30, 1994 and $40 million at March 31, 1994.


                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)
                                  (CONTINUED)

                                                                                                                         NET
                                                                             SIX MONTHS ENDED JUNE 30, 1994            BUSINESS
                                                                          ANALYSIS OF CHANGE IN LOAN CATEGORIES         VOLUME
                                                                      ---------------------------------------------   SIX MONTHS
                                                                       GROSS      TRANSFERS                  NET        ENDED
                              JUNE 30     DECEMBER 31     INCREASE    CHARGE-        TO                    BUSINESS    JUNE 30,
                                1994          1993       (DECREASE)     OFFS        OREO         SALES      VOLUME       1993
                             ----------   ------------   ----------   --------   -----------   ---------   --------   ----------
Commercial.................  $1,370,885    $1,324,968     $ 45,917    $ (7,057)   $  (1,163)   $  --       $ 54,137    $ 23,850
Commercial real estate.....     898,807       935,471      (36,664)    (13,715)     (10,864)      --        (12,085)    (52,724)
Residential mortgage.......   1,239,026*    1,242,597*      (3,571)     (3,932)      (8,752)    (228,741)   237,854     401,737
Instalment loans
  Automobile and other.....   1,236,018     1,173,950       62,068      (3,792)      --           --         65,860     165,011
  Home equity..............     712,438       700,055       12,383        (949)          (3)      --         13,335      (2,117)
  Credit card..............     300,054       325,794      (25,740)     (6,087)      --           --        (19,653)    (10,280)
  Student loans............     216,115       276,923      (60,808)       (124)      --         (127,004)    66,320      47,365
  Reserve credit...........     128,228       123,412        4,816      (2,707)      --           --          7,523       5,437
                             ----------    ----------     --------    --------    ----------   ---------   --------    --------
  Total instalment loans...   2,592,853     2,600,134       (7,281)    (13,659)          (3)    (127,004)   133,385     205,416
                             ----------    ----------     --------    --------    ----------   ---------   --------    --------
        Total loans........  $6,101,571    $6,103,170     $ (1,599)   $(38,363)   $ (20,782)   $(355,745)  $413,291    $578,279
                             ==========    ==========     ========    ========    =========    =========   ========    ========

- - ---------------
 * Includes residential mortgage loans held for sale of $18 million at June 30, 1994 and $138 million at December 31, 1993.

Securities Portfolios

     The securities portfolios are presented in TABLE E and consist of short-term investments, securities available for sale, and investment securities. The securities portfolio was $3.4 billion at June 30, 1994, $3.0 billion at December 31, 1993, and $2.7 billion at June 30, 1993. The weighted average maturity of the securities portfolio was 1.6 years at June 30, 1994, compared with .8 years at December 31, 1993 and 1.0 years at June 30, 1993. During the first half of 1994, the average maturity of the securities portfolio has been lengthened, and thus the yields on the portfolios also increased.

     Short-term investments were $160.9 million at June 30, 1994, compared with $803.1 million at December 31, 1993, and $494.5 million at June 30, 1993. The decline in the balance reflects the reinvestment of certain proceeds from maturing short-term investments into the securities available for sale and investment securities portfolios.

     Securities available for sale, consisting principally of debt securities, are stated at market value in 1994, and at the lower of aggregate cost or market for previous periods. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. At June 30, 1994, securities available for sale had gross unrealized gains of $1.4 million and gross unrealized losses of $16 thousand.

     The investment securities portfolio, principally debt securities, is stated at amortized cost. This basis for valuation reflects management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.7 billion at June 30, 1994, and $1.1 billion at June 30, 1993. The aggregate market value of the investment securities portfolio was $2.7 billion and $1.1 billion at June 30, 1994 and 1993, respectively. The maturity of the investment securities portfolio was extended to 2.0 years at June 30, 1994, compared with 1.3 years at December 31, 1993, and 1.6 years at June 30, 1993. At June 30, 1994, gross unrealized gains were $257 thousand, and gross unrealized losses were $38.6 million.

     The Company's investment securities portfolio contains U.S. Government securities, state and local government securities, asset-backed securities, mortgage-backed securities, and industrial revenue bonds. The total state and local government portfolio was $106 million at June 30, 1994, with the single largest issue being approximately $5 million. Of this total, $76 million were securities rated investment grade and $30 million were unrated. All municipal securities are subject to an internal review process that assigns a rating to the securities. In the case of rated securities, the process verifies or adjusts the independent rating. In the case of unrated securities only securities determined to be equivalent to investment grade are purchased. Industrial revenue bonds are also subject to a credit review process. While there is no ready market for the Company's holdings of industrial revenue bonds, management has determined that, based on periodic private placement quotes, their amortized cost is a reasonable estimate of market value.

     Trading account securities, consisting of debt securities, are recorded at market value. Trading account gains were $504 thousand in the second quarter of 1994 and $448 thousand in the second quarter of 1993.

                                    TABLE E
                             SECURITIES PORTFOLIOS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                          JUNE 30     DECEMBER 31    JUNE 30
                                                            1994         1993          1993
                                                         ----------   -----------   ----------
    Short-term investments.............................  $  160,850   $   803,068   $  494,454
                                                         ----------   -----------   ----------
    Securities available for sale
      U.S. Treasury....................................     218,274       322,707    1,007,927
      U.S. Agency mortgage-backed securities...........      26,914        30,832       36,235
      State and local governments......................       9,828        18,964       --
      Corporate and other..............................     245,379       256,500       71,750
                                                         ----------   -----------   ----------
                                                            500,395       629,003    1,115,912
                                                         ----------   -----------   ----------
    Investment securities
      U.S. Treasury....................................   2,308,849     1,203,315      945,701
      Asset-backed securities..........................     203,665       204,798       --
      State and local governments......................     106,257       128,997       41,684
      Industrial revenue bonds.........................      53,595        59,958       69,566
      U.S. Agency mortgage-backed securities...........      49,473       --            --
      Corporate and other..............................       1,857         1,992        1,970
                                                         ----------   -----------   ----------
                                                          2,723,696     1,599,060    1,058,921
                                                         ----------   -----------   ----------
              Total....................................  $3,384,941   $ 3,031,131   $2,669,287
                                                         ==========   ===========   ==========
    Weighted average maturity of securities available
      for sale and investment securities in years*.....         1.7           1.1          1.2
    Weighted average maturity of total securities in
      years*...........................................         1.6           0.8          1.0

- - ---------------
* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities.

Deposits and Other Sources of Funds

     The Company's extensive product lines and banking network of 202 full-service offices and 356 automated banking facilities generate significant core deposits, which accounted for over 99% of total average deposits during the second quarters of 1994 and 1993.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $8.5 billion in the second quarter of 1994, compared with $8.6 billion in the second quarter of 1993. Average core deposits were $8.5 billion and $8.6 billion for the first six months of 1994 and 1993, respectively. Average transaction accounts were $4.9 billion in the second quarter of 1994, compared with $4.5 billion in the second quarter of 1993 and $4.8 billion in the first quarter of 1994, reflecting certain customers' preferences to maintain significant balances in lower-yielding transaction accounts, thus having a positive impact on the Company's net interest margin.

     Average money market deposit and consumer certificate of deposit balances were $3.6 billion during the second quarter of 1994, compared with $4.1 billion in the second quarter of 1993, and were $3.7 billion and $4.1 billion in the first six months of 1994 and 1993, respectively.

     Average corporate certificates of deposit in excess of $100 thousand (CDs), which represent a small portion of the Company's total funding, were $63 million in the second quarter of 1994, compared with $35 million in the second quarter of 1993, and were $50 million and $37 million in the first six months of 1994 and 1993, respectively.

     Purchased funds increased to $955 million at June 30, 1994, from $508 million at December 31, 1993, and $255 million at June 30, 1993, as the securities portfolio was increased, as discussed in the Trends in Earning Assets section. The use of purchased funds to finance the securities portfolio may be continued in order to take advantage of the Company's strong capital position. While these funding and investment actions increased net interest income, the net interest margin reflects the lower net interest spread on such transactions.

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

     At June 30, 1994, the Company's adjusted gap position for the total within-180-day period moved from a positive gap position of $116 million at December 31, 1993, to a negative gap position of $458 million at June 30, 1994. The total within-one-year gap moved from a positive $132 million at December 31, 1993, to a negative $460 million at June 30, 1994. The Company believes its overall management-adjusted gap is essentially neutral, and therefore the effect on net interest income of a change in market interest rates should not be significant.

                                    TABLE F
                       INTEREST RATE SENSITIVITY POSITION
                                 AT PERIOD-END
                                 (IN MILLIONS)

                                       0-30        31-90      91-180     TOTAL WITHIN     181-365     TOTAL WITHIN
                                       DAYS        DAYS        DAYS        180 DAYS        DAYS         ONE YEAR
                                      -------     -------     ------     ------------     -------     ------------
June 30, 1994
  Total assets......................  $ 3,231     $   592     $ 824        $  4,647       $1,147        $  5,794
  Total liabilities.................    7,041         195       153           7,389          230           7,619
                                      -------     -------     ------     ------------     -------     ------------
  Net contractual gap position......   (3,810)        397       671          (2,742)         917          (1,825)
  Net interest rate swaps...........    --              8      --                 8         --                 8
                                      -------     -------     ------     ------------     -------     ------------
  Net gap position including
    interest rate swaps at June 30,
    1994............................   (3,810)        405       671          (2,734)         917          (1,817)
  Management adjustment.............    5,407      (2,671)     (460 )         2,276         (919 )         1,357
                                      -------     -------     ------     ------------     -------     ------------
Management adjusted gap at June 30,
  1994..............................  $ 1,597     $(2,266)    $ 211        $   (458)      $   (2 )      $   (460)
                                      ========    ========    ======     ============     =======     ============
Management adjusted gap at December
  31, 1993..........................  $ 2,625     $(2,325)    $(184 )      $    116       $   16        $    132
                                      ========    ========    ======     ============     =======     ============
Management adjusted gap at June 30,
  1993..............................  $ 2,609     $(2,512)    $  97        $    194       $ (219 )      $    (25)
                                      ========    ========    ======     ============     =======     ============

     Liquidity, for commercial banking activities, is the ability to respond to maturing obligations, deposit withdrawals, and loan demand. The liquidity positions of the Company's bank subsidiaries are closely monitored by the Company's Capital Markets Committee. BayBank's retail network provides a stable base of in-market core deposits and limits the need to raise funds from the national market.

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $2.1 billion, or 22% of total deposits and borrowings, at June 30, 1994, compared with $2.0 billion, or 23% of total deposits and borrowings, at June 30, 1993. The Company also has additional liquidity flexibility due to the relatively short average maturity (1.6 years) of its securities portfolios.

     The statement of cash flows provides additional information on liquidity. The statement of cash flows includes operating, investing, and financing categories. Operating activities included $47.7 million in net income for the first six months of 1994, before adjustment of noncash items. Investing activities are primarily comprised of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities present the net change in the Company's various deposit accounts, short-term borrowings, and dividends paid.

     Cash and cash equivalents were $633 million at December 31, 1993. During the first six months of 1994, net cash provided by operating activities was $295 million, net cash used in investing activities totaled $595 million and net cash provided by financing activities was $327 million. Cash and cash equivalents were $660 million at June 30, 1994.

     The parent company's sources of liquidity are dividend and interest income received from its subsidiaries. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate and dividends paid to stockholders. In managing liquidity, regulatory limitations on the extent to which bank subsidiaries can pay dividends or supply funds to the parent company are taken into account. During the first six months of 1994 the parent company did not provide any capital to its subsidiaries. Dividends received from bank subsidiaries were $12.2 million; dividends from nonbank subsidiaries were $2.0 million during the first six months of 1994. The parent company paid $13.2 million in dividends to its stockholders during the first six months of 1994. At June 30, 1994, the parent company had $73 million in cash, short-term investments, and other securities. The parent company does not sell commercial paper and does not have any revolving credit lines or short-term debt outstanding.

CREDIT QUALITY REVIEW

Overview

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign their loans a grade, or risk rating, and, if necessary, a specific loan loss reserve. An independent Loan Review Department then reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the related provision, as well as the adequacy of OREO reserves reflect this analysis.

     Nonperforming assets, presented in TABLE G (which exclude restructured, accruing loans, and accruing loans 90 days or more past due), include nonperforming loans and OREO and were $173 million at June 30, 1994, a 23% decrease from $224 million at December 31, 1993, and a 44% decrease from $308 million at June 30, 1993. In the second quarter of 1994, nonperforming assets continued the downward trend that began in the first quarter of 1991. While the Company expects to experience continued improvement in nonperforming assets, the pace of that improvement will depend on many factors, including national and regional economic conditions.

                                    TABLE G
            NONPERFORMING ASSETS, RESTRUCTURED, ACCRUING LOANS, AND
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                            JUNE 30      DECEMBER 31     JUNE 30
                                                              1994          1993           1993
                                                            -------      -----------     -------
Nonperforming loans.......................................  $ 83,743      $ 110,001      $155,632
Other real estate owned
  In-substance foreclosures...............................    58,345         72,505        76,897
  Foreclosed property.....................................    57,026         70,950        98,320
                                                            --------      ---------      --------
                                                             115,371        143,455       175,217
  Less OREO reserve.......................................    26,193         29,776        22,475
                                                            --------      ---------      --------
  OREO, net of reserve....................................    89,178        113,679       152,742
                                                            --------      ---------      --------
Total nonperforming assets................................  $172,921      $ 223,680      $308,374
                                                            ========      =========      ========
Restructured, accruing loans..............................  $ 12,112      $  18,398      $ 15,413
                                                            ========      =========      ========
Accruing loans 90 days or more past due...................  $ 41,644      $  51,749      $ 70,379
                                                            ========      =========      ========
Nonperforming assets as a percentage of loans and OREO....       2.8%           3.6%          5.0%
Nonperforming assets as a percentage of total assets......       1.6            2.2           3.2

     The decline in nonperforming assets, presented in TABLE H (which exclude restructured, accruing loans and accruing loans 90 days or more past due), is affected by successful workout activities that include property sales, payments on nonperforming loans, and loans that qualified for and were returned to accrual status. These favorable resolutions were $40 million in the second quarter of 1994, or 20% of nonperforming assets at the beginning of the period. During the second quarter of 1994, additions to nonperforming assets were $23 million; additions to nonperforming assets in the second quarter of 1993 were $33 million.

     Favorable resolutions increased for the first six months of 1994 compared with 1993, as there was a net outflow before charge-offs and writedowns of $30 million in 1994, compared with a net outflow of $26 million in 1993.

                                    TABLE H
                            CHANGE IN ASSET QUALITY
                                 (IN THOUSANDS)
                                                                                                  SIX MONTHS
                                         1994                          1993                         ENDED
                                 --------------------    --------------------------------          JUNE 30
                                  SECOND      FIRST       FOURTH      THIRD       SECOND     --------------------
                                 QUARTER     QUARTER     QUARTER     QUARTER     QUARTER       1994        1993
                                 --------    --------    --------    --------    --------    --------    --------
Nonperforming assets*.........   $172,921    $203,744    $223,680    $272,396    $308,374    $172,921    $308,374
                                 =========   =========   =========   =========   =========   =========   =========
Nonperforming asset activity:
  Additions...................   $ 23,446    $ 20,656    $ 14,752    $ 27,034    $ 33,135    $ 44,102    $ 64,419
                                 --------    --------    --------    --------    --------    --------    --------
  Payments....................    (10,879)     (8,070)     (9,832)    (15,515)    (16,239)    (18,949)    (41,587)
  Returns to accrual..........     (9,992)     (4,349)     (9,545)     (8,021)     (6,126)    (14,341)     (6,438)
  OREO sales..................    (19,525)    (21,477)    (27,514)    (20,651)    (19,861)    (41,002)    (41,901)
                                 --------    --------    --------    --------    --------    --------    --------
         Total improvements...    (40,396)    (33,896)    (46,891)    (44,187)    (42,226)    (74,292)    (89,926)
                                 --------    --------    --------    --------    --------    --------    --------
         Net outflow..........    (16,950)    (13,240)    (32,139)    (17,153)     (9,091)    (30,190)    (25,507)
                                 --------    --------    --------    --------    --------    --------    --------
Charge-offs...................    (14,648)     (9,504)    (16,135)    (11,967)    (14,051)    (24,152)    (27,643)
Change in OREO reserve........        775       2,808        (442)     (6,858)     (6,962)      3,583     (14,642)
                                 --------    --------    --------    --------    --------    --------    --------
Total decrease in nonperforming
  assets......................   $(30,823)   $(19,936)   $(48,716)   $(35,978)   $(30,104)   $(50,759)   $(67,792)
                                 =========   =========   =========   =========   =========   =========   =========

- - ---------------
* Excludes restructured, accruing loans and accruing loans 90 days or more past due.

Nonperforming Loans

     Total nonperforming loans, TABLE I (which exclude restructured, accruing loans and accruing loans 90 days or more past due), declined 46% to $84 million at June 30, 1994, compared with $156 million at June 30, 1993. Nonperforming commercial loans decreased 52% to $35 million at June 30, 1994, compared with $74 million at June 30, 1993; commercial real estate nonperforming loans declined 47% during the same period to $35 million at June 30, 1994, compared with $66 million at June 30, 1993. The nonperforming loans in the consumer portfolio, which includes residential mortgages and instalment loans, decreased 14% to $13 million at June 30, 1994, from $15 million at June 30, 1993.

                                    TABLE I
                              NONPERFORMING LOANS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)
                                     JUNE 30, 1994       DECEMBER 31, 1993        JUNE 30, 1993
                                   -----------------     ------------------     ------------------
Commercial.....................    $35,408        42%    $ 47,751        43%    $ 74,179        48%
Commercial real estate.........     35,114        42       49,014        45       66,057        42
Residential mortgage...........     11,781        14       11,473        10       12,937         8
Instalment.....................      1,440         2        1,763         2        2,459         2
                                   -------       ---     --------       ---     --------       ---
     Total nonperforming
       loans...................    $83,743       100%    $110,001       100%    $155,632       100%
                                   =======       ===     ========       ===     ========       ===

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

     OREO (net of a valuation reserve) declined 42% to $89 million at June 30, 1994, from $153 million at June 30, 1993. The decline was primarily due to property sales. The five largest OREO properties at June 30,

1994 ranged in value from $6.6 million down to $2.7 million, with the majority of OREO comprised of smaller-value properties.

Restructured, Accruing Loans

     The Company restructures credits with borrowers experiencing a period of financial difficulty, if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured generally remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms. Restructured, accruing loans were $12 million at June 30, 1994, compared with $15 million at June 30, 1993.

Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due presented in Table J declined 41% to $42 million at June 30, 1994, compared with $70 million at June 30, 1993. Of the $42 million in accruing loans past due 90 days or more at June 30, 1994, $13 million were residential real estate loans and $20 million were instalment loans, which together represented 78% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $13 million in such residential real estate loans, $11 million were in owner-occupied properties. Commercial and commercial real estate accruing loans 90 days or more past due at June 30, 1994 were $9 million, compared with $22 million at June 30, 1993.

                                    TABLE J
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                       JUNE 30, 1994       DECEMBER 31, 1993       JUNE 30, 1993
                                     -----------------     -----------------     -----------------
Commercial.......................    $ 2,381         6%    $ 3,558         7%    $ 7,120        10%
Commercial real estate...........      6,799        16       5,093        10      14,895        21
Residential mortgage.............     12,823        31      20,698        40      26,591        38
Instalment.......................     19,641        47      22,400        43      21,773        31
                                     -------       ---     -------       ---     -------       ---
          Total..................    $41,644       100%    $51,749       100%    $70,379       100%
                                     =======       ===     =======       ===     =======       ===

Allowance for Loan Losses

     The allowance for loan losses is increased by the provision for loan losses and is reduced by net loans charged off (TABLE K). Net loans charged off were $17.1 million in the second quarter of 1994, compared with $13.4 million in the second quarter of 1993. The increase resulted from a higher level of commercial real estate loans charged off and a lower level of commercial loan recoveries in the second quarter of 1994 compared with the second quarter of 1993. Net charge-offs for the first six months of 1994 were $29.4 million, level with the first six months of 1993. The provision for loan losses was $6.0 million in the second quarter of 1994, compared with $9.0 million in the second quarter of 1993. For the first six months of 1994, the provision for loan losses was $12.0 million, compared with $20.5 million for the first six months of 1993. Since older problem assets are being resolved and the rate of emerging problem assets continued to decline, the allowance for loan losses was not replenished to the full extent of charge-offs. The allowance for loan losses was $154.1 million at June 30, 1994, and $183.8 million at June 30, 1993. While the overall allowance for loan losses declined, its coverage of nonperforming loans increased to 184% at June 30, 1994, from 118% at June 30, 1993.

                                    TABLE K
                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)

                                                           SECOND QUARTER                  SIX MONTHS
                                                      -------------------------     -------------------------
                                                         1994           1993           1994           1993
                                                      ----------     ----------     ----------     ----------
Loans outstanding at June 30........................  $6,101,571     $6,007,779     $6,101,571     $6,007,779
                                                      ==========     ==========     ==========     ==========
Average Loans.......................................  $6,054,613     $5,889,550     $6,048,500     $5,873,057
                                                      ==========     ==========     ==========     ==========
Allowance for loan losses:
Balance at beginning of period......................  $  165,221     $  188,237     $  171,496     $  192,700
  Loans charged off
    Commercial......................................       5,610          6,455          7,058         11,020
    Commercial real estate..........................       7,663          3,780         13,714          7,948
    Residential mortgage............................       2,145          2,371          3,932          5,609
    Instalment......................................       6,654          7,276         13,659         15,277
                                                      ----------     ----------     ----------     ----------
    Total loans charged off.........................      22,072         19,882         38,363         39,854
                                                      ----------     ----------     ----------     ----------
  Recoveries
    Commercial......................................       2,205          3,811          3,885          5,738
    Commercial real estate..........................         353            467            595            651
    Residential mortgage............................         537            427          1,209            862
    Instalment......................................       1,882          1,734          3,304          3,197
                                                      ----------     ----------     ----------     ----------
    Total recoveries................................       4,977          6,439          8,993         10,448
                                                      ----------     ----------     ----------     ----------
    Net loans charged off...........................      17,095         13,443         29,370         29,406
Provision for loan losses...........................       6,000          9,000         12,000         20,500
                                                      ----------     ----------     ----------     ----------
Balance at June 30..................................  $  154,126     $  183,794     $  154,126     $  183,794
                                                      ==========     ==========     ==========     ==========
Annualized net charge-offs as a percentage of
  average period-to-date loans......................         1.1%           0.9%           1.0%           1.0%
Allowance for possible loan losses as a percentage
  of period-end loans...............................         2.5            3.1            2.5            3.1
Allowance for loan losses as a percentage of
  nonperforming loans...............................       184.0          118.1          184.0          118.1
Allowance for loan losses as a percentage of
  nonperforming loans, restructured, accruing loans,
  and accruing loans past due 90 days or more.......       112.1           76.1          112.1           76.1

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.45% for total capital and 11.71% for core capital at June 30, 1994, compared with 12.98% and 11.05%, respectively, at June 30, 1993. At December 31, 1993, the consolidated risk-based capital ratios were 12.40% for total capital and 10.68% for core capital. The consolidated leverage ratio was 7.32%, 7.26%, and 7.07% at June 30, 1994, December 31, 1993, and June 30, 1993, respectively. (TABLE L).

                                    TABLE L
                                 CAPITAL RATIOS
                                 JUNE 30, 1994

                                                  RISK-BASED RATIOS
                               --------------------------------------------------------
                                     TIER 1 CAPITAL                TOTAL CAPITAL               LEVERAGE RATIO*
                               ---------------------------  ---------------------------  ---------------------------
                                REQUIRED TO BE               REQUIRED TO BE               REQUIRED TO BE
                               WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED
                               -----------------  --------  -----------------  --------  -----------------  --------
BayBanks, Inc.................         n/a          11.71%          n/a          13.45%          n/a           7.32%
BayBank.......................        6.00%          9.78         10.00%         11.52          5.00%          6.14
BayBank Boston, N.A...........        6.00          11.56         10.00          13.46          5.00           6.56
BayBank Connecticut, N.A......        6.00          14.53         10.00          15.80          5.00          10.61

- - ---------------
* Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a -- not applicable

     BayBanks paid a dividend in the second quarter of 1994 of $.35 per share. BayBanks reinstated its quarterly cash dividend in the first quarter of 1993, at the rate of $.20 per share. Dividends paid since reinstatement of the quarterly cash dividend are as follows: (TABLE M)

                                    TABLE M
                                 DIVIDENDS PAID

                           1994                                1993
   SIX MONTHS       -------------------     ------------------------------------------
- - ----------------    SECOND       FIRST      FOURTH       THIRD      SECOND      FIRST
 1994      1993     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER    QUARTER
- - ------    ------    -------     -------     -------     -------     -------    -------
 $0.70     $0.40      $0.35       $0.35       $0.25       $0.25       $0.20      $0.20
 =====     =====     ======      ======      ======      ======       =====     ======

     On July 27, 1994, BayBanks declared its third quarter dividend at $.45 per share payable September 1, 1994.

IMPENDING ACCOUNTING CHANGE

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This statement is effective for fiscal years beginning after December 15, 1994. Adoption of Statement No. 114 will require changes in the disclosure of nonperforming assets. Loans currently reported as nonperforming and in-substance foreclosures will be reported as impaired loans in a financial statement footnote. Restructured loans, reported as restructured, accruing loans prior to the adoption of Statement No. 114, will not be regarded as impaired loans when the statement is adopted if they are performing under the restructured terms. Restructured, accruing loans entered into after the adoption of Statement No. 114 will be accounted for as impaired loans. The amount of impairment will be determined by the difference between the present value of the expected cash flows related to the loan using the contractual interest rate and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the appraised value of the collateral and the recorded amount of the loan. Any additional impairment will be recorded as an adjustment to the existing allowance for loan losses account. The adoption of Statement No. 114 is not expected to have a material effect on the Company's results of operations or financial condition.

                                 BAYBANKS, INC.

                      AVERAGE BALANCES AND CAPITAL RATIOS

                             (DOLLARS IN MILLIONS)

                                                                          1994                   1993
                                                    SIX MONTHS      ----------------   ------------------------
                                                  ---------------   SECOND    FIRST    FOURTH   THIRD    SECOND
                                                   1994     1993    QUARTER   QUARTER  QUARTER  QUARTER  QUARTER
                                                  ------   ------   -------   ------   ------   ------   ------
ASSETS
Interest-bearing deposits and other short-term
  investments...................................  $  259   $  774   $   204   $  315   $  420   $  412   $  651
Securities available for sale, at cost..........     608    1,587       597      618      831      974    1,504
Investment securities, at cost..................   2,143      326     2,347    1,938    1,469    1,201      526
Loans*
  Commercial....................................   1,327    1,401     1,360    1,294    1,288    1,371    1,414
  Commercial real estate........................     917      977       908      926      930      945      960
  Residential mortgage..........................   1,201    1,156     1,193    1,209    1,194    1,178    1,128
  Instalment....................................   2,604    2,340     2,594    2,613    2,550    2,461    2,388
                                                  ------   ------   -------   ------   ------   ------   ------
                                                   6,049    5,874     6,055    6,042    5,962    5,955    5,890
  Less allowance for loan losses................     168      192       164      172      184      185      190
                                                  ------   ------   -------   ------   ------   ------   ------
                                                   5,881    5,682     5,891    5,870    5,778    5,770    5,700
                                                  ------   ------   -------   ------   ------   ------   ------
         Total earning assets...................   9,059    8,561     9,203    8,913    8,682    8,542    8,571
Cash and due from banks.........................     612      614       622      602      659      630      628
Other assets....................................     487      568       480      495      519      539      566
                                                  ------   ------   -------   ------   ------   ------   ------
         Total assets...........................  $9,990   $9,551   $10,141   $9,838   $9,676   $9,526   $9,575
                                                  ======   ======   ========  ======   ======   ======   ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand........................................  $1,951   $1,811   $ 1,946   $1,955   $2,031   $1,914   $1,826
  NOW accounts..................................   1,395    1,317     1,399    1,391    1,372    1,338    1,331
  Savings.......................................   1,495    1,367     1,509    1,481    1,443    1,422    1,390
  Money market deposit accounts.................   2,721    2,941     2,700    2,742    2,758    2,823    2,926
  Consumer time.................................     959    1,163       945      975    1,016    1,069    1,130
  Time -- $100,000 or more......................      50       37        63       37       30       29       35
                                                  ------   ------   -------   ------   ------   ------   ------
                                                   8,571    8,636     8,562    8,581    8,650    8,595    8,638
Federal funds purchased and other short-term
  borrowings....................................     578      127       728      425      209      139      148
Long-term debt..................................      54       54        54       54       55       55       54
                                                  ------   ------   -------   ------   ------   ------   ------
  Total deposits and borrowings.................   9,203    8,817     9,344    9,060    8,914    8,789    8,840
Other liabilities**.............................      66       77        66       66       70       60       72
Stockholders' equity............................     721      657       731      712      692      677      663
                                                  ------   ------   -------   ------   ------   ------   ------
         Total liabilities and stockholders'
           equity...............................  $9,990   $9,551   $10,141   $9,838   $9,676   $9,526   $9,575
                                                  ======   ======   ========  ======   ======   ======   ======
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard -- 4.00%)......   11.71%   11.05%    11.71%   11.32%   10.68%   11.14%   11.05%
  Total (Min. regulatory standard -- 8.00%).....   13.45    12.98     13.45    13.06    12.40    13.06    12.98
Leverage........................................    7.32     7.07      7.32     7.33     7.26     7.26     7.07

- - ---------------
 * Nonperforming loans are included in the average balances.

** Includes guarantee of ESOP indebtedness.

                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  1994                        1993
                                         SIX MONTHS        -------------------   ------------------------------
                                     -------------------    SECOND     FIRST      FOURTH     THIRD      SECOND
                                       1994       1993     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------
Income on earning assets (tax
  equivalent basis)................  $306,763   $298,897   $158,305   $148,458   $148,393   $148,539   $148,885
Interest expense on deposits and
  borrowings.......................    81,241     90,156     43,423     37,818     37,636     38,856     42,787
                                     --------   --------   --------   --------   --------   --------   --------
Net interest income................   225,522    208,741    114,882    110,640    110,757    109,683    106,098
Noninterest income.................   103,746     95,647     54,031     49,715     50,973     51,904     48,751
                                     --------   --------   --------   --------   --------   --------   --------
Total income from operations.......   329,268    304,388    168,913    160,355    161,730    161,587    154,849
Operating expenses.................   226,907    222,199    114,712    112,195    112,282    112,224    113,039
                                     --------   --------   --------   --------   --------   --------   --------
Operating Income before Net
  Securities Gains and Provisions
  for Loan Losses and OREO
  Reserve..........................   102,361     82,189     54,201     48,160     49,448     49,363     41,810
Net securities gains...............       475        358        436         39          4         49        358
Provision for loan losses..........    12,000     20,500      6,000      6,000      7,000      9,000      9,000
Provision for OREO reserve, net....     5,437     14,892      2,500      2,937      2,138      7,800      7,892
                                     --------   --------   --------   --------   --------   --------   --------
Total credit provisions............    17,437     35,392      8,500      8,937      9,138     16,800     16,892
                                     --------   --------   --------   --------   --------   --------   --------
Pre-tax income.....................    85,399     47,155     46,137     39,262     40,314     32,612     25,276
Less tax equivalent adjustment
  included above...................     4,040      2,296      2,067      1,973      1,661      1,401      1,181
                                     --------   --------   --------   --------   --------   --------   --------
Income before taxes and cumulative
  effect of accounting change......    81,359     44,859     44,070     37,289     38,653     31,211     24,095
Provision for income taxes.........    32,726     17,891     17,648     15,078     15,971     13,210      9,888
                                     --------   --------   --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change................    48,633     26,968     26,422     22,211     22,682     18,001     14,207
Less cumulative effect of
  accounting change (net of tax
  benefit of $683).................       932         --         --        932         --         --         --
                                     --------   --------   --------   --------   --------   --------   --------
Net Income.........................  $ 47,701   $ 26,968   $ 26,422   $ 21,279   $ 22,682   $ 18,001   $ 14,207
                                     ========   ========   ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting
     change........................  $   2.54   $   1.43   $   1.38   $   1.16   $   1.19   $   0.95   $   0.75
  Less cumulative effect of
     accounting change.............      0.05         --         --       0.05         --         --         --
                                     --------   --------   --------   --------   --------   --------   --------
  Net Income.......................  $   2.49   $   1.43   $   1.38   $   1.11   $   1.19   $   0.95   $   0.75
                                     ========   ========   ========   ========   ========   ========   ========
Dividends Paid Per Share...........  $   0.70   $   0.40   $   0.35   $   0.35   $   0.25   $   0.25   $   0.20
                                     ========   ========   ========   ========   ========   ========   ========
Financial Ratios
Return on average equity...........      13.3%       8.3%      14.5%      12.1%      13.0%      10.5%       8.6%
Return on average assets...........      0.96       0.57       1.05       0.88       0.93       0.75       0.60
Common Stock Data
Period-end book value per share....  $  39.47   $  35.85   $  39.47   $  38.51   $  37.52   $  36.56   $  35.85
Dividend payout ratio..............      28.1%      28.0%      25.4%      31.5%      21.0%      26.3%      26.7%
Range of BayBanks, Inc., last sale
  price
  High.............................  $  64.13   $  52.13   $  64.13   $  57.25   $  50.75   $  50.50   $  51.25
  Low..............................     50.00      38.25      54.50      50.00      43.25      43.25      38.25
  Close............................     60.25      43.00      60.25      54.50      50.75      48.75      43.00

                                 BAYBANKS, INC.

              AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN*

                                                                   1994                    1993
                                              SIX MONTHS     ----------------   --------------------------
                                             -------------   SECOND    FIRST    FOURTH     THIRD    SECOND
                                             1994     1993   QUARTER  QUARTER   QUARTER   QUARTER   QUARTER
                                             ----     ----   ------   -------   -------   -------   ------
Interest-bearing deposits and other
  short-term investments...................  3.56%    3.34%   3.94%     3.32%     3.24%     3.28%    3.23%
Securities available for sale**............  4.80     4.45    4.98      4.64      4.70      4.40     4.39
Investment securities......................  4.68     5.41    4.80      4.55      4.52      4.67     4.93
Loans......................................  7.90     8.29    7.98      7.81      7.90      8.03     8.20
  Commercial...............................  6.89     6.60    7.19      6.57      6.48      6.50     6.57
  Commercial real estate...................  7.82     7.80    8.05      7.58      7.74      7.73     7.90
  Residential mortgage.....................  7.29     8.18    7.24      7.35      7.51      7.74     8.08
  Instalment...............................  8.72     9.56    8.72      8.71      8.86      9.14     9.36
Total earning assets.......................  6.81%    7.02%   6.89%     6.72%     6.80%     6.91%    6.96%
Interest-bearing funds.....................  2.25%    2.59%   2.35%     2.16%     2.16%     2.24%    2.45%
  NOW accounts.............................  1.34     1.91    1.34      1.33      1.42      1.54     1.80
  Savings..................................  1.92     2.28    1.93      1.90      1.92      1.96     2.16
  Money market deposit accounts............  2.12     2.49    2.20      2.04      2.08      2.13     2.32
  Consumer time............................  3.46     3.93    3.46      3.45      3.52      3.65     3.80
  Time-$100,000 or more....................  3.40     2.70    3.69      2.91      2.63      2.57     2.66
  Short-term borrowings....................  3.69     2.59    3.97      3.21      2.86      2.60     2.65
  Long-term debt...........................  4.16     3.85    4.44      3.88      3.75      3.83     3.69
Interest expense as a percentage of average
  earning assets...........................  1.80%    2.12%   1.89%     1.72%     1.72%     1.80%    2.00%
Net interest margin........................  5.01%    4.90%   5.00%     5.00%     5.08%     5.11%    4.96%

- - ---------------
 * Tax equivalent basis.
** Yields based on average cost.

                          PART II -- OTHER INFORMATION

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders on April 28, 1994, the Company's stockholders voted as follows:

     A. To reelect Messrs. Samuel J. Gerson, Thomas R. Piper, Richard F. Pollard and Joseph H. Torras to the Board of Directors for a three-year term.

                                                                         TOTAL VOTE
                                                     TOTAL VOTE FOR     WITHHELD FROM
                                                      EACH NOMINEE      EACH NOMINEE
                                                     --------------     -------------
          Samuel J. Gerson.........................    16,067,364          182,421
          Thomas R. Piper..........................    16,066,610          180,176
          Richard F. Pollard.......................    16,062,091          187,694
          Joseph H. Torras.........................    16,069,559          180,266

         There were no abstentions and no broker non-votes.

     B. To approve the BayBanks, Inc. 1994 Restricted Stock Plan, providing for the issuance of up to 500,000 shares.

          Total Vote for the Proposal................................    14,067,450
          Total Vote Against the Proposal............................     1,931,951
          Abstentions................................................       250,383

         There were no broker non-votes.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

     a) See Exhibit List and Index on page 28.

     b) No report on Form 8-K was filed during the second quarter ended June 30, 1994.

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

                                                      BayBanks, Inc.
                                                       (Registrant)

                                          By:     /s/  MICHAEL W. VASILY
                                                     Michael W. Vasily
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                    (Duly Authorized and
                                                Principal Financial Officer)

Date: August 12, 1994

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

EXHIBIT NO.                              DESCRIPTION
- - -----------                              -----------
                    First Amendment dated July 19, 1994, to BayBanks Profit Sharing Excess
    10.1        --  Benefit Plan
                    Amendment dated July 19, 1994, to BayBanks Supplemental Executive Retirement
    10.2        --  Plan
    10.3        --  BayBanks Retirement Excess Benefit Plan
    11.1        --  Computation of Primary and Fully Diluted Earnings Per Share