Form 10-Q
period 1994-09-30
BAYBANKS INC
filed 1994-11-10
CIK 10497

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1994               Commission File No. 0-959

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

     As of October 31, 1994, 18,997,854 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 28.

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                                                BAYBANKS, INC.

                                          CONSOLIDATED BALANCE SHEET

                                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                             SEPTEMBER 30    DECEMBER 31      SEPTEMBER 30
                                                                1994            1993              1993
                                                             ------------    -----------      ------------
ASSETS
Cash and due from banks....................................  $   658,070     $   632,985       $  592,011
Interest-bearing deposits and other short-term
  investments..............................................      155,503         803,068          353,912
Trading accounts...........................................       21,521          14,595           64,751
Securities available for sale -- amortized cost $140,599 at
  September 30, 1994, market value $633,446 at December 31,
  1993, and $858,947 at September 30, 1993.................      141,406         629,003          851,548
Investment securities -- market value $2,842,806 at
  September 30, 1994, $1,605,091 at December 31, 1993, and
  $1,392,595 at September 30, 1993.........................    2,892,584       1,599,060        1,381,339
Loans, net of unearned income and fees
  Commercial...............................................    1,421,961       1,324,968        1,309,032
  Commercial real estate...................................      910,185         935,471          934,884
  Residential mortgage.....................................    1,283,960       1,242,597        1,171,226
  Instalment...............................................    2,736,869       2,600,134        2,498,715
                                                             -----------     -----------       ----------
                                                               6,352,975       6,103,170        5,913,857
  Less allowance for loan losses...........................      150,614         171,496          180,604
                                                             -----------     -----------       ----------
                                                               6,202,361       5,931,674        5,733,253
Premises and equipment, net................................      191,629         192,554          193,859
Other real estate owned and in-substance foreclosures,
  net......................................................       77,566         113,679          138,156
Other assets...............................................      196,297         193,966          204,572
                                                             -----------     -----------       ----------
         Total assets......................................  $10,536,937     $10,110,584       $9,513,401
                                                             ===========     ===========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand...................................................  $ 2,063,635     $ 2,077,206       $1,999,317
  NOW accounts.............................................    1,415,506       1,481,859        1,362,389
  Savings..................................................    1,486,199       1,459,134        1,423,346
  Money market deposit accounts............................    2,602,956       2,731,720        2,750,279
  Consumer time............................................    1,014,838         993,945        1,042,401
  Time -- $100,000 or more.................................      112,932          34,957           27,574
                                                             -----------     -----------       ----------
                                                               8,696,066       8,778,821        8,605,306
Federal funds purchased and other short-term borrowings....      951,037         507,820          109,269
Accrued expenses and other accounts payable................       60,653          53,952           47,494
Long-term debt.............................................       54,009          54,488           54,519
Guarantee of ESOP indebtedness.............................        9,451          12,241           12,241
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 18,999,093 at September 30, 1994,
      18,742,934 at December 31, 1993, and 18,724,755 at
      September 30, 1993...................................       37,998          37,486           37,449
  Surplus..................................................      313,968         310,355          309,700
  Retained earnings........................................      423,206         367,662          349,664
                                                             -----------     -----------       ----------
                                                                 775,172         715,503          696,813
  Less guarantee of ESOP indebtedness......................        9,451          12,241           12,241
                                                             -----------     -----------       ----------
         Total stockholders' equity........................      765,721         703,262          684,572
                                                             -----------     -----------       ----------
         Total liabilities and stockholders' equity........  $10,536,937     $10,110,584       $9,513,401
                                                             ===========     ===========       ==========

                                                BAYBANKS, INC.

                                       CONSOLIDATED STATEMENT OF INCOME

                                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                        THIRD QUARTER                    NINE MONTHS
                                                     ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                 ---------------------------     ---------------------------
                                                    1994            1993            1994            1993
                                                 -----------     -----------     -----------     -----------
Income on interest-bearing deposits and other
  short-term investments.......................  $     1,822     $     3,168     $     6,232     $    15,754
Interest on securities available for sale and
  investment securities........................       40,754          23,791         101,299          65,671
Interest and fees on loans.....................      130,240         120,179         368,008         362,314
                                                 -----------     -----------     -----------     -----------
Total income on earning assets.................      172,816         147,138         475,539         443,739
Interest expense on deposits and borrowings
  Deposits.....................................       39,640          37,398         109,027         124,850
  Short-term borrowings........................       12,475             924          23,199           2,575
  Long-term debt...............................          697             534           1,827           1,587
                                                 -----------     -----------     -----------     -----------
Total interest expense.........................       52,812          38,856         134,053         129,012
                                                 -----------     -----------     -----------     -----------
Net interest income............................      120,004         108,282         341,486         314,727
Provision for loan losses......................        6,000           9,000          18,000          29,500
                                                 -----------     -----------     -----------     -----------
Net interest income after provision for loan
  losses.......................................      114,004          99,282         323,486         285,227
Noninterest income
  Service charges and fees on deposit
     accounts..................................       28,176          26,265          82,218          78,046
  Other noninterest income.....................       24,381          25,639          74,085          69,505
                                                 -----------     -----------     -----------     -----------
Total noninterest income.......................       52,557          51,904         156,303         147,551
Net securities gains...........................           --              49             475             407
Operating expenses
  Salaries and benefits........................       58,264          54,416         172,081         158,552
  Occupancy and equipment......................       21,877          21,474          65,923          66,295
  Other operating expenses.....................       34,565          36,334         103,609         109,576
                                                 -----------     -----------     -----------     -----------
Total operating expenses.......................      114,706         112,224         341,613         334,423
Provision for OREO reserve, net................        2,415           7,800           7,852          22,692
                                                 -----------     -----------     -----------     -----------
Total operating expenses and OREO provision....      117,121         120,024         349,465         357,115
                                                 -----------     -----------     -----------     -----------
Income before taxes and cumulative effect of
  accounting change............................       49,440          31,211         130,799          76,070
Provision for income taxes.....................       20,407          13,210          53,133          31,101
                                                 -----------     -----------     -----------     -----------
Income before cumulative effect of
  accounting change............................       29,033          18,001          77,666          44,969
Less cumulative effect of accounting change
  (net of tax benefit of $683).................           --              --             932              --
                                                 -----------     -----------     -----------     -----------
NET INCOME.....................................  $    29,033     $    18,001     $    76,734     $    44,969
                                                 ===========     ===========     ===========     ===========
Earnings Per Share
  Income before accounting change..............  $      1.51     $      0.95     $      4.06     $      2.37
  Less cumulative effect of accounting
     change....................................           --              --            0.05              --
                                                 -----------     -----------     -----------     -----------
  Net Income...................................  $      1.51     $      0.95     $      4.01     $      2.37
                                                 ===========     ===========     ===========     ===========
Average shares outstanding.....................   19,187,890      19,000,208      19,145,704      18,936,862


                                 BAYBANKS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                    COMMON                 RETAINED    TREASURY    ESOP LOAN
                                     STOCK     SURPLUS     EARNINGS     STOCK      GUARANTEE     TOTAL
                                    -------    --------    --------    --------    ---------    --------
BALANCE AS OF DECEMBER 31, 1992...  $37,016    $304,890    $316,812    $  (26)     $(14,473)    $644,219
  Net income -- Nine months ended
     September 30, 1993...........                           44,969                               44,969
  Cash dividends declared ($0.65
     per share)...................                          (12,117)                             (12,117)
  Amortization of restricted stock
     compensation expense.........                1,039                                            1,039
  Other equity transactions.......      433       3,771                    26         2,232        6,462
                                    -------    --------    --------    ------      ---------    --------
BALANCE AS OF SEPTEMBER 30,
  1993............................  $37,449    $309,700*   $349,664    $  --       $(12,241)    $684,572
                                    =======    ========    ========    ======      ========     ========

BALANCE AS OF DECEMBER 31, 1993...  $37,486    $310,355    $367,662    $  --       $(12,241)    $703,262
  Net income -- Nine months ended
     September 30, 1994...........                           76,734                               76,734
  Cash dividends declared ($1.15
     per share)...................                          (21,659)                             (21,659)
  Net change in valuation reserve
     related to securities
     available for sale portfolio,
     net of tax...................                              469                                  469
  Stock issued (112,000 shares)
     in connection with restricted
     stock plan...................      224        (224)                                             --
  Amortization of restricted stock
     compensation expense.........                1,010                                            1,010
  Other equity transactions.......      288       2,827                   --          2,790        5,905
                                    -------    --------    --------    ------      --------     --------
BALANCE AS OF SEPTEMBER 30,
  1994............................  $37,998    $313,968*   $423,206    $  --       $ (9,451)    $765,721
                                    =======    ========    ========    ======      ========     ========

- - - - - ---------------
* Net of unamortized restricted stock compensation expense of $6,844 and $1,801 at September 30, 1994 and 1993, respectively.



                                                BAYBANKS, INC.

                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                -------------------------
                                                                                   1994          1993
                                                                                -----------   -----------
Operating Activities
  Net income..................................................................  $    76,734   $    44,969
  Adjustments to reconcile net income to net cash provided by operating activities:
    Fixed-rate mortgages sold.................................................      255,043       647,989
    Fixed-rate mortgages originated for sale..................................     (149,286)     (596,000)
    Student loans transferred from portfolio and sold.........................      127,013        67,184
    Proceeds from sales and maturities of trading account assets..............    1,927,406     1,382,406
    Purchases of trading account assets.......................................   (1,949,810)   (1,375,163)
    Provision for loan losses.................................................       18,000        29,500
    Amortization of security premium..........................................       19,100         5,410
    Provision for OREO reserve, net...........................................        7,852        22,692
    Deferred income taxes.....................................................       13,243         1,168
    Gains on sales of premises and equipment..................................         (903)           --
    Depreciation and amortization of premises and equipment...................       19,131        18,749
    Net securities gains......................................................         (475)         (407)
    Change in other assets....................................................       (2,589)      (33,450)
    Change in accrued expenses and other accounts payable.....................        7,400          (159)
    Change in interest receivable.............................................      (13,987)       (3,021)
    Change in interest payable................................................        1,255        (3,190)
                                                                                -----------   -----------
         Net cash provided by operating activities............................      355,127       208,677
                                                                                -----------   -----------
Investing Activities
  Proceeds from sales of securities available for sale........................      264,758       424,851
  Proceeds from maturities of securities available for sale...................      329,197       104,631
  Purchases of securities available for sale..................................      (95,655)     (374,889)
  Proceeds from maturities of investment securities...........................      496,191       105,319
  Purchases of investment securities..........................................   (1,802,954)     (815,733)
  Net cash provided (used) by:
    Short-term investments....................................................      647,565       738,073
    Loans(1)(2)...............................................................     (541,480)     (155,552)
    Customers' acceptances....................................................          860         7,928
  Proceeds from sales of premises and equipment...............................        1,469           125
  Purchases of premises and equipment.........................................      (18,772)      (14,303)
  Proceeds from sales and payments related to OREO(2).........................       48,284        53,663
                                                                                -----------   -----------
         Net cash provided (used) by investing activities.....................     (670,537)       74,113
                                                                                -----------   -----------
Financing Activities
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts................................      (52,859)       43,497
    Money market deposits.....................................................     (128,764)     (217,012)
    Consumer time deposits....................................................       20,893      (192,346)
    Time deposits -- $100,000 or more.........................................       77,975       (11,381)
    Short-term borrowings.....................................................      443,217       (30,700)
    Customers' acceptances....................................................         (860)       (7,928)
    Long-term debt............................................................         (438)          680
  Dividends paid..............................................................      (21,659)      (12,117)
  Other equity transactions...................................................        2,990         2,802
                                                                                -----------   -----------
         Net cash provided (used) by financing activities.....................      340,495      (424,505)
                                                                                -----------   -----------
Net change in cash and cash equivalents.......................................       25,085      (141,715)
Cash and cash equivalents at beginning of year(3).............................      632,985       733,726
                                                                                -----------   -----------
Cash and cash equivalents at September 30(3)..................................  $   658,070   $   592,011
                                                                                ============  ============
Supplemental disclosure of cash flow information
  Interest paid...............................................................  $   132,798   $   132,202
  Taxes paid..................................................................       37,584        50,398

- - - - - ---------------

(1) Excludes transfers of loans to the other real estate owned category of $27.2 million and $34.6 million in 1994 and 1993, respectively.

(2) Excludes loan originations in conjunction with OREO sales of $7.2 million and $15.7 million in 1994 and
    1993, respectively.

(3) Cash and cash equivalents consist of cash on hand and due from banks.

                                 BAYBANKS, INC.

                        NOTE 1.  ACCOUNTING ADJUSTMENTS

     In the opinion of management, all of the adjustments (consisting of normal recurring accruals unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying financial statements. Certain 1993 amounts have been reclassified to conform with 1994 presentation.

                         NOTE 2.  SECURITIES PORTFOLIOS

                                                          PERIOD-END SECURITIES PORTFOLIOS
                                            ------------------------------------------------------------
                                                           GROSS        GROSS                   WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AVERAGE
                                               COST        GAINS        LOSSES        VALUE      YIELD*
                                            ----------   ----------   ----------   -----------  --------
                                                               (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 1994
SECURITIES AVAILABLE FOR SALE
U.S. Government securities, maturing
  Within 1 year...........................  $   24,741   $  --        $       (3)  $    24,738     4.72%
                                            ----------   ----------   ----------   -----------
                                                24,741      --                (3)       24,738     4.72
                                            ----------   ----------   ----------   -----------
State and local governments, maturing
  Within 1 year...........................       5,029      --                (3)        5,026     4.82
                                            ----------   ----------   ----------   -----------
                                                 5,029      --                (3)        5,026     4.82
                                            ----------   ----------   ----------   -----------
Corporate, maturing
  Within 1 year...........................      58,100      --            --            58,100     5.23
                                            ----------   ----------   ----------   -----------
                                                58,100      --            --            58,100     5.23
                                            ----------   ----------   ----------   -----------
Mortgage-backed securities................      25,075          328       --            25,403     6.49
Other**...................................      27,654          485       --            28,139     8.08
                                            ----------   ----------   ----------   -----------
          Total Securities Available for
            Sale..........................  $  140,599   $      813   $       (6)  $   141,406     5.91%
                                            ==========   ==========   ==========   ===========

INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year...........................  $  850,299   $       9    $   (3,995)  $   846,313     4.55%
  After 1 year but within 5 years.........   1,552,485      --           (39,121)    1,513,364     5.42
  After 5 years but within 10 years.......      23,899      --              (270)       23,629     7.05
                                            ----------   ----------   ----------   -----------
                                             2,426,683            9      (43,386)    2,383,306     5.13
State and local governments, maturing
  Within 1 year...........................     127,563           20          (91)      127,492     5.09
  After 1 year but within 5 years.........      27,084           73         (410)       26,747     6.39
  After 5 years but within 10 years.......       5,168           16         (166)        5,018     7.29
                                            ----------   ----------   ----------   -----------
                                               159,815          109         (667)      159,257     5.38
Asset-backed securities...................     203,089      --            (4,097)      198,992     4.33
Mortgage-backed securities................      49,488      --            (1,746)       47,742     5.14
Industrial revenue bonds..................      51,652      --            --            51,652    10.10
Other.....................................       1,857      --            --             1,857    --
                                            ----------   ----------   ----------   -----------
          Total Investment Securities.....  $2,892,584   $      118   $  (49,896)  $ 2,842,806     5.17%
                                            ==========   ==========   ==========   ===========

- - - - - ---------------

* Tax equivalent basis.

** BayBank, the Company's principal bank subsidiary, is a member of the Federal
   Home Loan Bank (FHLB). As of September 30, 1994, $27,555,500 in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value. Outstanding advances as of September 30, 1994 due to the FHLB were $100,000,000, at an average interest rate of 4.78% and with an average maturity of .1 years, and are included on the consolidated balance sheet in the other short-term borrowings category.



                                                BAYBANKS, INC.

                                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)

                                                              PERIOD-END SECURITIES PORTFOLIOS
                                                     --------------------------------------------------
                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                        COST        GAINS        LOSSES        VALUE
                                                     ----------   ----------   ----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
DECEMBER 31, 1993
SECURITIES AVAILABLE FOR SALE
U.S. Government securities.........................  $  322,707    $  3,280      $   (3)    $   325,984
State and local governments........................      18,964           6          (2)         18,968
Mortgage-backed securities.........................      30,832       1,162          --          31,994
Corporate..........................................     256,500          --          --         256,500
                                                     ----------    --------      ------     -----------
          Total Securities Available for Sale......  $  629,003    $  4,448      $   (5)    $   633,446
                                                     ==========    ========      ======     ===========

INVESTMENT SECURITIES
U.S. Government securities.........................  $1,203,315    $  6,447      $  (59)    $ 1,209,703
State and local governments........................     128,997         380         (25)        129,352
Asset-backed securities............................     204,798         115        (827)        204,086
Industrial revenue bonds...........................      59,958          --          --          59,958
Other..............................................       1,992          --          --           1,992
                                                     ----------    --------      ------     -----------
          Total Investment Securities..............  $1,599,060    $  6,942      $ (911)    $ 1,605,091
                                                     ==========    ========      ======     ===========

SEPTEMBER 30, 1993
SECURITIES AVAILABLE FOR SALE
U.S. Government securities.........................  $  774,217    $  6,084      $   --     $   780,301
State and local governments........................       2,700          --          --           2,700
Mortgage-backed securities.........................      33,081       1,315          --          34,396
Corporate..........................................      41,550          --          --          41,550
                                                     ----------    --------      ------     -----------
          Total Securities Available for Sale......  $  851,548    $  7,399      $   --     $   858,947
                                                     ==========    ========      ======     ===========

INVESTMENT SECURITIES
U.S. Government securities.........................  $1,019,209    $ 10,517      $   --     $ 1,029,726
State and local governments........................      88,431         370          --          88,801
Asset-back securities..............................     205,389         481        (112)        205,758
Industrial revenue bonds...........................      66,334          --          --          66,334
Other..............................................       1,976          --          --           1,976
                                                     ----------    --------      ------     -----------
          Total Investment Securities..............  $1,381,339    $ 11,368      $ (112)    $ 1,392,595
                                                     ==========    ========      ======     ===========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS

PERFORMANCE OVERVIEW

     BayBanks' net income was $29.0 million for the third quarter of 1994, or $1.51 per share, an increase of 59% on a per share basis, compared with net income of $18.0 million, or $.95 per share, for the third quarter of 1993. Net income for the first nine months of 1994 was $76.7 million, or $4.01 per share, an increase of 69% on a per share basis, compared with $45.0 million, or $2.37 per share, for the first nine months of 1993. The increase in net income was affected by the following items:

     - Operating income (defined below) increased 21% in the third quarter of 1994 compared with the third quarter of 1993, primarily as the result of an 11% increase in net interest income.

     - Asset quality continued to improve; nonperforming assets were reduced to $137 million, a 39% decrease from December 31, 1993, and a 50% decrease from September 30, 1993. As a consequence, the combined provisions for loan losses and the other real estate owned (OREO) reserve decreased 50% to $8.4 million in the third quarter of 1994 from $16.8 million in the third quarter of 1993. The comparable decrease for the first nine months of 1994 was 50%, to $25.9 million, compared with $52.2 million for the same period in 1993.

EARNINGS ANALYSIS

Operating Income

     Operating income, presented in TABLE A, is on a tax equivalent basis; excludes net securities gains, and the provisions for loan losses and the OREO reserve, and is before income taxes and the cumulative effect of an accounting change. For the third quarter of 1994, total operating income was $59.7 million, compared with $54.2 million in the second quarter and $49.4 million in the third quarter of 1993. The increase over the previous year was primarily the result of an 11% increase in net interest income. There was a 1% increase in noninterest income and a 2% increase in operating expenses.

     For the nine-month periods, operating income increased 23% to $162.0 million in 1994, compared with $131.6 million in 1993. Increases in the combination of net interest income and noninterest income were partially offset by a 2% increase in operating expenses.

                                                   TABLE A
                                             SUMMARY OF OPERATIONS
                                          FOR THE FOLLOWING PERIODS
                                             TAX EQUIVALENT BASIS
                                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                               THIRD      SECOND     THIRD         NINE MONTHS
                                              QUARTER    QUARTER    QUARTER    -------------------
                                                1994       1994       1993       1994       1993
                                              --------   --------   --------   --------   --------
Income on earning assets..................... $174,632   $158,305   $148,539   $481,395   $447,436
Interest on deposits and borrowings..........   52,812     43,423     38,856    134,053    129,012
                                              --------   --------   --------   --------   --------
Net interest income..........................  121,820    114,882    109,683    347,342    318,424
Noninterest income...........................   52,557     54,031     51,904    156,303    147,551
                                              --------   --------   --------   --------   --------
Total income from operations.................  174,377    168,913    161,587    503,645    465,975
Operating expenses...........................  114,706    114,712    112,224    341,613    334,423
                                              --------   --------   --------   --------   --------
Operating Income before Net Securities Gains
  and Provisions for Loan Losses and OREO
  Reserve....................................   59,671     54,201     49,363    162,032    131,552
                                              --------   --------   --------   --------   --------
Net securities gains.........................    --           436         49        475        407
                                              --------   --------   --------   --------   --------
Provision for loan losses....................    6,000      6,000      9,000     18,000     29,500
Provision for OREO reserve, net..............    2,415      2,500      7,800      7,852     22,692
                                              --------   --------   --------   --------   --------
Total credit provisions......................    8,415      8,500     16,800     25,852     52,192
                                              --------   --------   --------   --------   --------
Income before taxes and cumulative effect of
  accounting change..........................   51,256     46,137     32,612    136,655     79,767
Income taxes and tax equivalent adjustment...   22,223     19,715     14,611     58,989     34,798
                                              --------   --------   --------   --------   --------
Income before cumulative effect of accounting
  change.....................................   29,033     26,422     18,001     77,666     44,969
Less cumulative effect of accounting change
  (net of tax benefit).......................    --         --         --           932      --
                                              --------   --------   --------   --------   --------
Net Income................................... $ 29,033   $ 26,422   $ 18,001   $ 76,734   $ 44,969
                                              ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting change............ $   1.51   $   1.38   $   0.95   $   4.06   $   2.37
  Less cumulative effect of accounting
     change..................................    --         --         --          0.05      --
                                              --------   --------   --------   --------   --------
     Net Income.............................. $   1.51   $   1.38   $   0.95   $   4.01   $   2.37
                                              ========   ========   ========   ========   ========

Net Interest Income (tax equivalent basis)

     Net interest income was $121.8 million in the third quarter of 1994, $114.9 million in the preceding quarter and $109.7 million in the third quarter of 1993. The net interest margin in the third quarter of 1994 was 5.03%, compared with 5.00% in the previous quarter and 5.11% in the third quarter of 1993. Net interest income and the net interest margin are affected by the quantity and mix of interest-bearing assets and liabilities, movements in interest rates, and the level of nonperforming assets.

     The increase in net interest income in the third quarter of 1994 compared with 1993 was primarily the result of the 13% growth in average earning assets. In particular, net interest income was affected by the general expansion of the securities portfolios over the course of the year, financed by purchased funds. For the third quarter, however, loan growth played a significant role in earning asset increases. As a result, the yield on earning assets was 7.20% in the third quarter of 1994 compared with 6.91% for the same period of the previous year. The increase of 29 basis points was due to increased yields on the securities portfolios as maturities were reinvested at higher rates and to higher rates on the commercial and commercial real estate loan portfolios as market rates increased. The cost of total interest-bearing liabilities increased 44 basis points to 2.68% in the third quarter of 1994 compared to 1993.

     Average earning assets increased 5% and net interest income increased $6.9 million in the third quarter of 1994 compared with the second quarter of 1994. The increase in the net interest margin from 5.00% in the second quarter to 5.03% in the third quarter was due to the increased yield on earning assets partially offset by the increased level of higher cost purchased funds.

     For the nine-month periods, net interest income increased to $347.3 million in 1994 from $318.4 million in 1993. Average earning assets increased 8% in 1994 compared with 1993, primarily in the securities held for investment category, as described above. The net interest margin increased to 5.01% in 1994 from 4.97% in 1993. The cost of total interest bearing liabilities fell 7 basis points to 2.40% for the first nine months of 1994, compared with 2.47% in 1993. For the same period the yield on average earning assets fell by 5 basis points to 6.94%, compared with 6.99% in 1993. The yield on the loan portfolio decreased from 8.21% to 8.05% partially offset by an increase in the yield on the securities portfolios from 4.28% in 1993 to 4.80% in 1994 as maturities were reinvested at higher rates and the average maturity of the securities portfolios was lengthened.

Fees, Service Charges, and Other Noninterest Income

     Noninterest income consists primarily of service charges and fees on deposit accounts and fees from credit and non-credit services and is well diversified among consumer, corporate, and small business banking activities.

     Noninterest income (TABLE B page 10) increased slightly to $52.6 million in the third quarter of 1994 from $51.9 million in the third quarter of 1993. Lower mortgage banking fees and the timing of the sale of student loans affect the quarterly comparison as explained below. For the first nine months, noninterest income increased 6% to $156.3 million in 1994 from $147.6 million in 1993.

     Service charges and fees on deposit accounts continued to provide over one half of noninterest income. Total service charges and fees on deposits increased 7% to $28.2 million in the third quarter of 1994, compared with $26.3 million in the third quarter of 1993. For the first nine months, service charges and fees on deposit accounts were up 5% to $82.2 million in 1994 from $78.0 million in 1993. The increase was attributable to higher service charges and fees on consumer accounts as a result of an increase in the number of accounts and selected repricings partially offset by a decline in corporate service charges due to higher earnings credit rates on compensating deposit balances.

     The increase in credit card fees in 1994 is due to higher merchant volume and the implementation of late charges in June 1994.

     Processing fees increased 19% to $4.0 million in the third quarter of 1994 from $3.4 million in the third quarter of 1993. For the nine-month periods, processing fees were $11.4 million in 1994 and $10.0 million in

1993. The increase in processing fees in 1994 was primarily due to an increasing volume of point-of-sale transactions and higher revenue from non-BayBank cardholders using BayBank ATMs.

     Investment management and brokerage fees increased 13% to $1.9 million in the third quarter of 1994 from $1.7 million in the third quarter of 1993. For the nine-month periods, investment management and brokerage fees increased 31% to $5.9 million in 1994 from $4.5 million in 1993. The increase in investment management and brokerage fees was due primarily to investment advisory fees from BayFunds(R). Total assets under management in BayFunds were $1.3 billion at September 30, 1994, compared with $1.1 billion at September 30, 1993.

     Mortgage banking fees decreased 38% to $1.9 million in the third quarter of 1994 from $3.0 million in the third quarter of 1993. For the nine-month periods, mortgage banking fees were $5.6 million in 1994 and $8.4 million in 1993. The decrease in mortgage banking fees was due to a lower level of secondary market activity resulting from a decrease in refinance volumes in 1994 as market interest rates increased.

     The Company periodically sells student loans when these primarily government-guaranteed loans are no longer in a deferred payment status. During the second quarter of 1994, the Company sold student loans resulting in a gain of $4.4 million. The 1993 student loan sales occurred in the second and third quarters, resulting in gains of $223 thousand and $1.5 million, respectively.

     The increase in other noninterest income for the quarter and year-to-date was primarily due to gains on sales of buildings no longer utilized by the Company.

     There were no securities gains in the third quarter of 1994 and were minimal in the third quarter of 1993.

                                                   TABLE B
                                              NONINTEREST INCOME
                                      FOR THE PERIODS ENDED SEPTEMBER 30
                                                (IN THOUSANDS)

                                                THIRD QUARTER                   NINE MONTHS
                                         ---------------------------   -----------------------------
                                          1994      1993     CHANGE      1994       1993     CHANGE
                                         -------   -------   -------   --------   --------   -------
Service charges and fees on deposit
  accounts.............................  $28,176   $26,265   $ 1,911   $ 82,218   $ 78,046   $ 4,172
Credit card fees.......................    5,212     5,027       185     14,917     14,069       848
Processing fees........................    4,049     3,408       641     11,381     10,004     1,377
Trust fees.............................    3,599     3,785      (186)    10,749     10,998      (249)
International fees.....................    1,949     1,692       257      4,793      4,557       236
Investment management and brokerage
  fees.................................    1,913     1,691       222      5,892      4,511     1,381
Mortgage banking fees..................    1,858     3,008    (1,150)     5,627      8,425    (2,798)
Student loan sales gains...............       --     1,539    (1,539)     4,395      1,762     2,633
Other noninterest income...............    5,801     5,489       312     16,331     15,179     1,152
                                         -------   -------   -------   --------   --------   -------
          Total noninterest income.....  $52,557   $51,904   $   653   $156,303   $147,551   $ 8,752
                                         =======   =======   =======   ========   ========   =======

Operating Expenses

     The operating expense analysis presented in TABLE C separates OREO and legal expenses related to the workout of problem assets from other operating expenses. Operating expenses, excluding OREO and legal expenses related to loan workouts, were $113.5 million in the third quarter of 1994, compared with $109.1 million in the third quarter of 1993; for the first nine months, these operating expenses were $333.8 million in 1994, compared with $321.1 million in 1993.

     Salaries and benefits increased 7% to $58.3 million in the third quarter of 1994, compared with $54.4 million in the third quarter of 1993 primarily as the result of normal salary increases, additional staffing requirements and higher accruals for performance awards. For the first nine months, salaries and benefits increased 9% to $172.1 million in 1994, compared with $158.6 million in 1993.

     Occupancy and equipment was $21.9 million in the third quarter of 1994, compared with $21.5 million in the third quarter of 1993. For the first nine months of 1994, occupancy and equipment declined slightly to $65.9 million, compared with $66.3 million for the first nine months of 1993, as renegotiation of telecommunications and other equipment rental contracts in 1994 lowered costs and were only partially offset by increased maintenance expenses.

     Marketing and public relations was $6.3 million in the third quarter of 1994 and $5.8 million in the third quarter of 1993. For the first nine months of 1994, marketing and public relations was $17.6 million, compared with $16.8 million in 1993 due to increased promotional activity related to consumer lending programs and community banking.

     Other operating expenses at $16.4 million for the third quarter of 1994 were virtually unchanged from the third quarter of 1993. For the first nine months of 1994, other operating expenses decreased 1% to $46.6 million, compared with $47.2 million for the first nine months of 1993, due to decreased expenses for professional services, which also positively impacted the third quarter of 1994 as compared with the third quarter of 1993.

     The cost of administering, managing, and disposing of OREO properties and legal expenses related to such workout was $1.2 million in the third quarter of 1994, compared with $3.1 million in the third quarter of 1993, reflecting the continued disposition of OREO. For the first nine months of 1994, these costs were $7.8 million, down from $13.3 million in 1993.


                                    TABLE C
                               OPERATING EXPENSES
                       FOR THE PERIODS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                               THIRD QUARTER                    NINE MONTHS
                                       -----------------------------   -----------------------------
                                         1994       1993     CHANGE      1994       1993     CHANGE
                                       --------   --------   -------   --------   --------   -------
Salaries and benefits................  $ 58,264   $ 54,416   $ 3,848   $172,081   $158,552   $13,529
Occupancy and equipment..............    21,877     21,474       403     65,923     66,295      (372)
Marketing and public relations.......     6,270      5,774       496     17,631     16,841       790
FDIC insurance.......................     5,403      5,460       (57)    16,305     16,512      (207)
Postage and supplies.................     5,278      5,530      (252)    15,206     15,658      (452)
Other................................    16,437     16,447       (10)    46,617     47,239      (622)
                                       --------   --------   -------   --------   --------   -------
Operating expenses excluding OREO
  expenses...........................   113,529    109,101     4,428    333,763    321,097    12,666
OREO and legal expenses related to
  workout............................     1,177      3,123    (1,946)     7,850     13,326    (5,476)
                                       --------   --------   -------   --------   --------   -------
          Total operating expenses...  $114,706   $112,224   $ 2,482   $341,613   $334,423   $ 7,190
                                       ========   ========   =======   ========   ========   =======

Provision for Loan Losses and Other Real Estate Owned Reserve

     Due to the continued improvement in credit quality, the provisions for loan losses and the OREO reserve (credit provisions) declined substantially in the third quarter of 1994 to $8.4 million, compared with $16.8 million in the third quarter of 1993.

     The provision for loan losses was $6.0 million in the third quarter of 1994, compared with $9.0 million in the third quarter of 1993. For the first nine months of 1994, the provision for loan losses was $18.0 million, compared with $29.5 million in 1993.

     The provision for the OREO reserve was $2.4 million in the third quarter of 1994, compared with $7.8 million in the third quarter of 1993. For the first nine months of 1994, the provision for the OREO reserve was $7.9 million, compared with $22.7 million in 1993. The OREO provision includes $1.7 million of net gains on sales of properties in the third quarter of 1994 and $1.0 million in the third quarter of 1993. For the first nine months of 1994, net gains on the sales of OREO properties were $4.8 million as compared with $3.0 million in 1993.

Income Taxes

     The Company reported a provision for income taxes of $20.4 million in the third quarter of 1994, compared with $13.2 million in the third quarter of 1993. The effective tax rate in the third quarter of 1994 was 41.3%, compared with 42.3% in the third quarter of 1993. The lower effective tax rate in the 1994 third quarter as compared with the 1993 third quarter rate was due to a retroactive increase in the federal income tax rate from 34% to 35% reflected in the third quarter of 1993. For the 1994 and 1993 first nine-month periods, the effective tax rates were 40.6% and 40.9%, respectively.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased to $9.6 billion during the third quarter of 1994, compared with $8.5 billion in the third quarter of 1993. The increase was due primarily to the expansion of the securities portfolios, financed by purchased funds although in the third quarter of 1994 loan volume increases were significant. Average earning assets were $9.3 billion for the first nine months of 1994, compared with $8.5 billion for the first nine months of 1993.

Loan Portfolio

     The loan portfolio of the Company is diversified (TABLE D). Consumer loans represent 63% of the quarter-end loan portfolio, with $1.3 billion in residential loan balances and $2.7 billion in various types of instalment loan balances. The consumer lending activities of the Company are focused primarily on the Massachusetts market. The remaining 37% of the loan portfolio is commercial and commercial real estate loans. The majority of the Company's commercial loans are to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed- and adjustable-rate residential mortgage loans. The majority of fixed-rate residential real estate loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and floating-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio.

     An analysis of the changes in major loan categories for the third quarters and first nine months of 1994 and 1993 is presented in TABLE D. Net business volume was $298 million in the third quarter of 1994, compared with $201 million in the third quarter of 1993. Residential real estate loan volume for the third quarter of 1994 was principally the result of mortgages for purchases as refinance activity continued to decline during 1994. The Company sold $26 million of fixed-rate residential real estate loans during the third quarter of 1994, compared with $209 million in the third quarter of 1993. At September 30, 1994 loans held for resale were $8 million, compared with $138 million at December 31, 1993, due to the decreased refinancing activity.

Instalment loan net business volume was $151 million in the third quarter of 1994, compared with $127 million in the third quarter of 1993. Net business volume in the commercial real estate portfolio was negative $2 million during the third quarter of 1994, compared with negative $13 million during the third quarter of 1993; however, volume for the first nine months of 1994 was $4 million compared with negative $66 million in 1993. Commercial loan volume was $73 million, primarily related to short-term money market-priced loans, in particular to major retailers in the Company's market area and reflects a decline of $17 million in international trade finance activities.


                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)

                                                                                    THIRD QUARTER 1994                  NET
                                                                          ANALYSIS OF CHANGE IN LOAN CATEGORIES      BUSINESS
                                                                        ------------------------------------------    VOLUME
                                                                         GROSS     TRANSFERS                NET        THIRD
                               SEPTEMBER 30    JUNE 30      INCREASE    CHARGE-       TO                  BUSINESS    QUARTER
                                   1994          1994      (DECREASE)     OFFS       OREO       SALES      VOLUME      1993
                               ------------   ----------   ----------   --------   ---------   --------   --------   ---------
Commercial...................   $1,421,961    $1,352,961    $ 69,000    $ (2,364)   $(1,821)   $  --      $ 73,185   $(102,138)
Commercial real estate.......      910,185       916,731      (6,546)     (3,535)      (900)      --        (2,111)    (13,443)
Residential mortgage.........    1,283,960*    1,239,026*     44,934      (1,648)    (3,361)    (26,302)    76,245     189,475
Instalment loans
  Automobile and other.......    1,306,555     1,236,018      70,537      (1,488)     --          --        72,025      73,363
  Home equity................      735,683       712,438      23,245        (503)      (348)      --        24,096      13,258
  Credit card................      304,237       300,054       4,183      (3,090)     --          --         7,273         605
  Student loans..............      257,803       216,115      41,688        (159)     --             (9)    41,856      35,393
  Reserve credit.............      132,591       128,228       4,363      (1,229)     --          --         5,592       4,001
                                ----------    ----------    --------    ---------   -------    --------   --------   ---------
  Total instalment
    loans....................    2,736,869     2,592,853     144,016      (6,469)      (348)         (9)   150,842     126,620
                               -----------    ----------    --------    --------    -------    --------   --------   ---------
        Total loans..........   $6,352,975    $6,101,571    $251,404    $(14,016)   $(6,430)   $(26,311)  $298,161   $ 200,514
                               ============   ==========    ========    ========    =======    ========   ========   =========

- - - - - ---------------

* Includes residential mortgage loans held for sale of $8 million at September 30, 1994, and $18 million at June 30, 1994.


                                                                                                                     NET
                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1994         BUSINESS
                                                                      ANALYSIS OF CHANGE IN LOAN CATEGORIES         VOLUME
                                                                   -------------------------------------------   NINE MONTHS
                                                                    GROSS     TRANSFERS                 NET         ENDED
                         SEPTEMBER 30   DECEMBER 31    INCREASE    CHARGE-       TO                   BUSINESS   SEPTEMBER 30
                             1994          1993       (DECREASE)     OFFS       OREO        SALES      VOLUME        1993
                         ------------   -----------   ----------   --------   ---------   ---------   --------   ------------
Commercial.............   $1,421,961    $1,324,968     $ 96,993    $ (9,421)  $ (2,984)   $  --        $109,398    $  (78,288)
Commercial real
  estate...............      910,185       935,471      (25,286)    (17,250)   (11,764)      --           3,728       (66,167)
Residential mortgage...    1,283,960*    1,242,597*      41,363      (5,580)   (12,113)    (255,043)    314,099       595,527
Instalment loans
  Automobile and
    other..............    1,306,555     1,173,950      132,605      (5,280)     --          --         137,885       235,981
  Home equity..........      735,683       700,055       35,628      (1,452)      (351)      --          37,431        17,881
  Credit card..........      304,237       325,794      (21,557)     (9,177)     --          --         (12,380)       (9,644)
  Student loans........      257,803       276,923      (19,120)       (283)     --        (127,013)    108,176        78,381
  Reserve credit.......      132,591       123,412        9,179      (3,936)     --          --          13,115         9,437
                          ----------    ----------     --------    --------   --------    ---------    --------    ----------
  Total instalment
    loans..............    2,736,869     2,600,134      136,735     (20,128)      (351)    (127,013)    284,227       332,036
                          ----------    ----------     --------    --------   --------    ---------    --------    ----------
        Total loans....   $6,352,975    $6,103,170     $249,805    $(52,379)  $(27,212)   $(382,056)   $711,452    $  783,108
                          ==========    ==========     ========    ========   ========    =========    ========    ==========

- - - - - ---------------

* Includes residential mortgage loans held for sale of $8 million at September 30, 1994, and $138 million at December 31, 1993.


Securities Portfolios

     The securities portfolios are presented in TABLE E and consist of short-term investments, securities available for sale, and investment securities. The securities portfolio was $3.2 billion at September 30, 1994, $3.0 billion at December 31, 1993 and $2.6 billion at September 30, 1993. The weighted average maturity of the securities portfolio was 1.7 years at September 30, 1994, compared with .8 years at December 31, 1993 and 1.1 years at September 30, 1993.

     Short-term investments were $155.5 million at September 30, 1994, compared with $803.1 million at December 31, 1993 and $353.9 million at September 30, 1993. The decline in the balance reflects the reinvestment of certain proceeds from maturing short-term investments into the securities available for sale and investment securities portfolios.

     Securities available for sale, consisting principally of debt securities, are stated at market value in 1994, and at the lower of aggregate cost or market for previous periods. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. During 1994, the proceeds from the sales and maturities of securities available for sale have been reinvested in the investment portfolio and the loan portfolio. At September 30, 1994, securities available for sale had gross unrealized gains of $813 thousand and gross unrealized losses of $6 thousand.

     The investment securities portfolio, consisting principally of debt securities, is stated at amortized cost. This basis for valuation reflects management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.9 billion at September 30, 1994, $1.6 billion at December 31, 1993 and $1.4 billion at September 30, 1993. The aggregate market value of the investment securities portfolio was $2.8 billion and $1.4 billion at September 30, 1994 and 1993, respectively. The weighted average maturity of the investment securities portfolio was 1.8 years at September 30, 1994, compared with 1.3 years at December 31, 1993, and 1.5 years at September 30, 1993. At September 30, 1994, gross unrealized gains were $118 thousand, and gross unrealized losses were $49.9 million.

     The Company's investment securities portfolio contains U.S. Government securities, state and local government securities, asset-backed securities, mortgage-backed securities, and industrial revenue bonds. The total state and local government portfolio was $160 million at September 30, 1994, with the single largest issue being approximately $5 million. Of this total, $110 million were securities rated investment grade and $50 million were unrated. All municipal securities are subject to an internal review process that assigns a rating to the securities. In the case of rated securities, the process verifies or adjusts the independent rating. In the case of unrated securities only securities determined to be equivalent to investment grade are purchased. Industrial revenue bonds are also subject to a credit review process. While there is no ready market for the Company's holdings of industrial revenue bonds, management has determined that, based on periodic private placement quotes, their amortized cost is a reasonable estimate of market value.

     Trading account securities, consisting of debt securities, are recorded at market value. Trading account gains were $513 thousand in the third quarter of 1994 and $733 thousand in the third quarter of 1993. For the first nine months of 1994, trading account gains were $1.5 million compared with $1.8 million in 1993.


                                                   TABLE E
                                            SECURITIES PORTFOLIOS
                                                AT PERIOD-END
                                            (DOLLARS IN THOUSANDS)

                                                        SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                            1994          1993           1993
                                                        ------------   -----------   ------------
    Short-term investments............................   $  155,503    $   803,068    $  353,912
                                                         ----------    -----------    ----------
    Securities available for sale
      U.S. Government securities......................       24,738        322,707       774,217
      U.S. Agency mortgage-backed securities..........       25,403         30,832        33,081
      State and local governments.....................        5,026         18,964         2,700
      Corporate and other.............................       86,239        256,500        41,550
                                                         ----------    -----------    ----------
                                                            141,406        629,003       851,548
                                                         ----------    -----------    ----------
    Investment securities
      U.S. Government securities......................    2,426,683      1,203,315     1,019,209
      Asset-backed securities.........................      203,089        204,798       205,389
      State and local governments.....................      159,815        128,997        88,431
      Industrial revenue bonds........................       51,652         59,958        66,334
      U.S. Agency mortgage-backed securities..........       49,488        --            --
      Corporate and other.............................        1,857          1,992         1,976
                                                         ----------    -----------    ----------
                                                          2,892,584      1,599,060     1,381,339
                                                         ----------    -----------    ----------
              Total...................................   $3,189,493    $ 3,031,131    $2,586,799
                                                         ==========    ===========    ==========
    Weighted average maturity of securities available
      for sale and investment securities in years*....          1.8            1.1           1.2
    Weighted average maturity of total securities in
      years*..........................................          1.7            0.8           1.1

- - - - - ---------------
* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities.

Deposits and Other Sources of Funds

     The Company's extensive product lines and banking network of 204 full-service offices and 359 automated banking facilities generate significant core deposits, which accounted for 99% of total average deposits during the third quarters of 1994 and 1993.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $8.5 billion in the third quarter of 1994 and $8.6 billion in the third quarter of 1993. Average core deposits were $8.5 billion and $8.6 billion for the first nine months of 1994 and 1993, respectively. Average transaction accounts were $4.9 billion in the third quarter of 1994, compared with $4.7 billion in the third quarter of 1993, reflecting certain customers' preferences to maintain significant balances in lower-yielding transaction accounts, thus having a positive impact on the Company's net interest margin.

     Average money market deposit and consumer certificate of deposit balances were $3.6 billion during the third quarter of 1994, compared with $3.9 billion in the third quarter of 1993, and were $3.7 billion and $4.0 billion in the first nine months of 1994 and 1993, respectively. During the third quarter of 1994, average consumer certificate of deposit balances were $981 million, compared with an average balance of $945 million in the second quarter of 1994.

     Average corporate certificates of deposit in excess of $100 thousand (CDs), which represent a small portion of the Company's total funding, were $125 million in the third quarter of 1994, compared with

$29 million in the third quarter of 1993, and were $75 million and $34 million in the first nine months of 1994 and 1993, respectively.

     Purchased funds were $951 million at September 30, 1994, compared with $508 million at December 31, 1993, and $109 million at September 30, 1993, as the securities portfolios were increased, as discussed in the Trends in Earning Assets section. The use of purchased funds to finance the securities portfolios is designed to take advantage of the Company's strong capital position. While these funding and investment actions increased net interest income, the net interest margin reflects the lower net interest spread on such transactions.

Interest Rate Risk Management and Liquidity

        BayBanks' Capital Markets Committee monitors and manages the overall on - and off - balance sheet interest sensitivity position, the securities portfolios, funding and liquidity. Interest sensitivity, as measured by the Company's gap position, is affected by the level and direction of interest rates and current liquidity preferences of its customers. These factors, as well as projected balance sheet growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the national and regional economic environment, are considered in the asset and liability management decision process.

     The Company's interest sensitivity gap position in TABLE F is first presented based on contractual maturities and repricing opportunities. In a period of rising or falling interest rates this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, in 1994 the cost of certain interest-bearing core deposit categories have lagged changes in market interest rates, although the Company contractually could change the interest rates on these deposits at any time. A management adjustment provides for the expected repricing lags. The management adjustment also recognizes that interest rate changes in these core deposit categories are not as sensitive to changes in market interest rates.

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

     At September 30, 1994, the Company's adjusted gap position for the total within-180-day period moved from a positive gap position of $116 million at December 31, 1993, to a negative gap position of $299 million at September 30, 1994. The total within-one-year gap moved from a positive $132 million at December 31, 1993, to a negative $213 million at September 30, 1994. The Company believes its overall management-adjusted gap is essentially neutral, and therefore the effect on net interest income of a change in market interest rates should not be significant.


                                                       TABLE F
                                          INTEREST RATE SENSITIVITY POSITION
                                                    AT PERIOD-END
                                                    (IN MILLIONS)

                                      0-30        31-90      91-180   TOTAL WITHIN     181-365    TOTAL WITHIN
                                      DAYS        DAYS        DAYS      180 DAYS        DAYS        ONE YEAR
                                     -------     -------     ------   ------------     -------    ------------
September 30, 1994
  Total assets.....................  $ 3,220     $   559     $ 881      $  4,660       $ 1,255      $  5,915
  Total liabilities................    6,868         186       173         7,227           245         7,472
                                     -------     -------     ------     --------       -------      --------
  Net contractual gap position.....   (3,648)        373       708        (2,567)        1,010        (1,557)
  Net interest rate swaps..........    --              5      --               5         --                5
                                     -------     -------     ------     --------       -------      --------
  Net gap position including
    interest rate swaps at
    September 30, 1994.............   (3,648)        378       708        (2,562)        1,010        (1,552)
  Management adjustment............    5,378      (2,653)     (462)        2,263          (924)        1,339
                                     -------     -------     ------     --------       -------      --------
Management adjusted gap at
  September 30, 1994...............  $ 1,730     $(2,275)    $ 246      $   (299)      $    86      $   (213)
                                     =======     =======     =====      ========       =======      ========
Management adjusted gap at December
  31, 1993.........................  $ 2,625     $(2,325)    $(184)     $    116       $    16      $    132
                                     =======     =======     =====      ========       =======      ========
Management adjusted gap at
  September 30, 1993...............  $ 2,654     $(2,329)    $(285)     $     40       $    91      $    131
                                     =======     =======     =====      ========       =======      ========

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

     The Company's net liquidity position (short-term investments, securities available for sale and investment securities, less pledged securities, large CDs, and purchased funds) was $1.9 billion, or 20% of total deposits and borrowings at September 30, 1994, compared with $2.1 billion, or 24% of total deposits and borrowings, at September 30, 1993. The Company also has additional liquidity flexibility due to the relatively short average maturity (1.7 years) of its securities portfolios.

     The statement of cash flows provides additional information on liquidity. The statement of cash flows includes operating, investing, and financing categories. Operating activities included $76.7 million in net income for the first nine months of 1994, before adjustment of noncash items. Investing activities are primarily comprised of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities present the net change in the Company's various deposit accounts, short-term borrowings, and dividends paid.

     Cash and cash equivalents were $633 million at December 31, 1993. During the first nine months of 1994, net cash provided by operating activities was $355 million, net cash used in investing activities totaled $670 million and net cash provided by financing activities was $340 million. Cash and cash equivalents were $658 million at September 30, 1994.

     The parent company's sources of liquidity are dividend and interest income received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are dividends paid to stockholders and capital contributions to banking and other subsidiaries when appropriate. In managing liquidity, regulatory limitations on the extent to which bank subsidiaries can pay dividends or supply funds to the parent company are taken into account. During the first nine months of 1994 the parent company did not provide any capital to its subsidiaries. Dividends received from bank subsidiaries were $18.8 million and dividends from nonbank subsidiaries were $4.5 million during the first nine months of 1994. The parent company paid $21.7 million in dividends to its stockholders during the first nine months of 1994. At September 30, 1994, the parent company had $76 million in cash, short-term investments, and other securities. The parent company does not sell commercial paper and does not have any revolving credit lines or short-term debt outstanding.

CREDIT QUALITY REVIEW

Overview

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign their loans a grade, or risk rating, and, if necessary, a specific loan loss reserve. An independent Loan Review Department then reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the OREO reserve and the related provisions reflect this analysis.

     Nonperforming assets, presented in TABLE G (which exclude restructured, accruing loans, and accruing loans 90 days or more past due), include nonperforming loans and OREO and were $137 million at September 30, 1994, a 39% decrease from $224 million at December 31, 1993, and a 50% decrease from $272 million at September 30, 1993. In the third quarter of 1994, nonperforming assets declined 21% from June 30, 1994, continuing the favorable trend that began in the first quarter of 1991. While the Company expects to experience continued improvement in nonperforming assets, the pace of that improvement will depend on many factors, including national and regional economic conditions.

                                              TABLE G
                      NONPERFORMING ASSETS, RESTRUCTURED, ACCRUING LOANS, AND
                              ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                           AT PERIOD-END
                                       (DOLLARS IN THOUSANDS)

                                                          SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                              1994           1993            1993
                                                          ------------    -----------    ------------
Nonperforming loans.....................................    $ 59,538       $ 110,001       $134,240
Other real estate owned
  In-substance foreclosures.............................      52,737          72,505         79,673
  Foreclosed property...................................      51,685          70,950         87,817
                                                            --------       ---------       --------
                                                             104,422         143,455        167,490
  Less OREO reserve.....................................      26,856          29,776         29,334
                                                            --------       ---------       --------
  OREO, net of reserve..................................      77,566         113,679        138,156
                                                            --------       ---------       --------
Total nonperforming assets..............................    $137,104       $ 223,680       $272,396
                                                            ========       =========       ========
Restructured, accruing loans............................    $  8,772       $  18,398       $ 18,025
                                                            ========       =========       ========
Accruing loans 90 days or more past due.................    $ 43,483       $  51,749       $ 60,559
                                                            ========       =========       ========
Nonperforming assets as a percentage of loans and OREO..         2.1%            3.6%           4.5%
Nonperforming assets as a percentage of total assets....         1.3             2.2            2.9

     The decline in nonperforming assets, presented in TABLE H (which exclude restructured, accruing loans and accruing loans 90 days or more past due), is affected by successful workout activities that include property sales, payments on nonperforming loans, and loans that qualified for and were returned to accrual status. The net outflow of nonperforming assets increased in the first nine months of 1994 compared with the first nine months of 1993, primarily due to a lower level of additions to nonperforming assets. Favorable resolutions were $37 million in the third quarter of 1994, or 22% of nonperforming assets at the beginning of the period. During the third quarter of 1994, additions to nonperforming assets were $10 million; additions to nonperforming assets in the third quarter of 1993 were $27 million. As of September 30, 1994, the Company held $674 thousand in deposits on OREO property sales pending of $7.7 million.


                                                      TABLE H
                                              CHANGE IN ASSET QUALITY
                                                   (IN THOUSANDS)

                                                 1994                       1993               NINE MONTHS
                                    ------------------------------   -------------------    ENDED SEPTEMBER 30
                                     THIRD      SECOND     FIRST      FOURTH     THIRD     --------------------
                                    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER      1994       1993
                                    --------   --------   --------   --------   --------   --------   ---------
Nonperforming assets*.............  $137,104   $172,921   $203,744   $223,680   $272,396   $137,104   $ 272,396
                                    ========   ========   ========   ========   ========   ========   =========
Nonperforming asset activity
  Additions.......................  $ 10,233   $ 23,446   $ 20,656   $ 14,752   $ 27,034   $ 54,335   $  91,453
                                    --------   --------   --------   --------   --------   --------   ---------
  Payments........................   (10,428)   (10,879)    (8,070)    (9,832)   (15,515)   (29,377)    (57,102)
  Returns to accrual..............   (11,990)    (9,992)    (4,349)    (9,545)    (8,021)   (26,331)    (14,459)
  OREO sales......................   (15,058)   (19,525)   (21,477)   (27,514)   (20,651)   (56,060)    (62,552)
                                    --------   --------   --------   --------   --------   --------   ---------
         Total improvements.......   (37,476)   (40,396)   (33,896)   (46,891)   (44,187)  (111,768)   (134,113)
                                    --------   --------   --------   --------   --------   --------   ---------
         Net outflow..............   (27,243)   (16,950)   (13,240)   (32,139)   (17,153)   (57,433)    (42,660)
                                    --------   --------   --------   --------   --------   --------   ---------
Charge-offs.......................    (7,911)   (14,648)    (9,504)   (16,135)   (11,967)   (32,063)    (39,609)
Net change in OREO reserve........      (663)       775      2,808       (442)    (6,858)     2,920     (21,501)
                                    --------   --------   --------   --------   --------   --------   ---------
Total decrease in nonperforming
  assets..........................  $(35,817)  $(30,823)  $(19,936)  $(48,716)  $(35,978)  $(86,576)  $(103,770)
                                    ========   ========   ========   ========   ========   ========   =========

- - - - - ---------------

* At period-end, excluding restructured, accruing loans and accruing loans 90 days or more past due.

Nonperforming Loans

     Total nonperforming loans, TABLE I (which exclude restructured, accruing loans and accruing loans 90 days or more past due), declined 56% to $60 million at September 30, 1994, compared with $134 million at September 30, 1993. Nonperforming commercial loans decreased 68% to $20 million at September 30, 1994, compared with $62 million at September 30, 1993; commercial real estate nonperforming loans declined 51% during the same period to $28 million at September 30, 1994, compared with $57 million at September 30, 1993. The nonperforming loans in the consumer portfolio, which includes residential mortgages and instalment loans, decreased 22% to $12 million at September 30, 1994, from $15 million at September 30, 1993.

                                              TABLE I
                                        NONPERFORMING LOANS
                                           AT PERIOD-END
                                       (DOLLARS IN THOUSANDS)

                                     SEPTEMBER 30,
                                         1994            DECEMBER 31, 1993      SEPTEMBER 30, 1993
                                   -----------------     ------------------     ------------------
Commercial.....................    $19,763        33%    $ 47,751        43%    $ 62,403        46%
Commercial real estate.........     28,000        47       49,014        45       56,706        42
Residential mortgage...........     10,318        17       11,473        10       13,083        10
Instalment.....................      1,457         3        1,763         2        2,048         2
                                   -------       ---     --------       ---     --------       ---
          Total nonperforming
            loans..............    $59,538       100%    $110,001       100%    $134,240       100%
                                   =======       ===     ========       ===     ========       ===

Other Real Estate Owned

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. The Company is also involved in managing in-substance foreclosures, taking operating control to stabilize values while the properties are being prepared for sale, or working closely with borrowers to obtain new equity. OREO (net of reserve) declined 44% to $78 million at September 30, 1994, from $138 million at September 30, 1993, primarily due to property sales.

Restructured, Accruing Loans

     The Company restructures credits with borrowers experiencing a period of financial difficulty if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured generally remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms. Restructured, accruing loans were $9 million at September 30, 1994, compared with $18 million at September 30, 1993.

Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due presented in TABLE J declined 28% to $43 million at September 30, 1994, compared with $61 million at September 30, 1993. Accruing loans 90 days or more past due increased slightly during the third quarter of 1994 compared with $42 million at the end of the previous quarter. Of the $43 million in accruing loans 90 days or more past due at September 30, 1994, $11 million were residential real estate loans and $19 million were instalment loans, which together represented 70% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $11 million in such residential real estate loans, $10 million were in owner-occupied properties. Commercial and commercial real estate accruing loans 90 days or more past due at September 30, 1994 were $13 million, compared with $18 million at September 30, 1993.

                                    TABLE J
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                         SEPTEMBER 30,                             SEPTEMBER 30,
                                             1994           DECEMBER 31, 1993          1993
                                       -----------------    -----------------    -----------------
Commercial...........................  $ 3,503         8%   $ 3,558         7%   $ 8,124        13%
Commercial real estate...............    9,643        22      5,093        10      9,981        17
Residential mortgage.................   11,587        27     20,698        40     21,350        35
Instalment...........................   18,750        43     22,400        43     21,104        35
                                       -------       ---    -------       ---    -------       ---
          Total......................  $43,483       100%   $51,749       100%   $60,559       100%
                                       =======       ===    =======       ===    =======       ===

Allowance for Loan Losses

     The allowance for loan losses is increased by the provision for loan losses and is reduced by net loans charged off (TABLE K). Net loans charged off were $9.5 million in the third quarter of 1994, compared with $12.2 million in the third quarter of 1993. Net charge-offs were $38.9 million for the first nine months of 1994 and $41.6 million for the first nine months of 1993. The provision for loan losses was $6.0 million in the third quarter of 1994, compared with $9.0 million in the third quarter of 1993. For the first nine months of 1994, the provision for loan losses was $18.0 million, compared with $29.5 million for the first nine months of 1993. Since older problem assets are being resolved and the rate of emerging problem assets continued to decline, the allowance for loan losses was not replenished to the full extent of charge-offs. The allowance for loan losses was $150.6 million at September 30, 1994, and $180.6 million at September 30, 1993. While the overall allowance for loan losses declined, its coverage of nonperforming loans increased to 253% at September 30, 1994, from 135% at September 30, 1993.

                                              TABLE K
                                  SUMMARY OF LOAN LOSS EXPERIENCE
                                       (DOLLARS IN THOUSANDS)

                                                  THIRD QUARTER                  NINE MONTHS
                                            -------------------------     -------------------------
                                               1994           1993           1994           1993
                                            ----------     ----------     ----------     ----------
Loans outstanding at September 30.........  $6,352,975     $5,913,857     $6,352,975     $5,913,857
                                            ==========     ==========     ==========     ==========
Average loans.............................  $6,201,580     $5,955,295     $6,100,086     $5,892,709
                                            ==========     ==========     ==========     ==========
Allowance for loan losses:
Balance at beginning of period............  $  154,126     $  183,794     $  171,496     $  192,700
  Loans charged off
     Commercial...........................       2,364          4,828          9,421         15,848
     Commercial real estate...............       3,535          2,673         17,250         10,621
     Residential mortgage.................       1,648          3,226          5,580          8,835
     Instalment...........................       6,469          6,871         20,128         22,148
                                            ----------     ----------     ----------     ----------
     Total loans charged off..............      14,016         17,598         52,379         57,452
                                            ----------     ----------     ----------     ----------
  Recoveries
     Commercial...........................       2,017          2,774          5,902          8,512
     Commercial real estate...............         371            472            966          1,123
     Residential mortgage.................         483            817          1,692          1,679
     Instalment...........................       1,633          1,345          4,937          4,542
                                            ----------     ----------     ----------     ----------
     Total recoveries.....................       4,504          5,408         13,497         15,856
                                            ----------     ----------     ----------     ----------
     Net loans charged off................       9,512         12,190         38,882         41,596
Provision for loan losses.................       6,000          9,000         18,000         29,500
                                            ----------     ----------     ----------     ----------
Balance at September 30...................  $  150,614     $  180,604     $  150,614     $  180,604
                                            ==========     ==========     ==========     ==========
Annualized net charge-offs as a percentage
  of average period-to-date loans.........         0.6%           0.8%           0.9%           0.9%
Allowance for loan losses as a percentage
  of period-end loans.....................         2.4            3.1            2.4            3.1
Allowance for loan losses as a percentage
  of nonperforming loans..................       253.0          134.5          253.0          134.5
Allowance for loan losses as a percentage
  of nonperforming loans, restructured,
  accruing loans, and accruing loans past
  due 90 days or more.....................       134.7           84.9          134.7           84.9

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.46% for total capital and 11.74% for core capital at September 30, 1994, compared with 13.06% and 11.14%, respectively, at September 30, 1993. At December 31, 1993, the consolidated risk-based capital ratios were 12.40% for total capital and 10.68% for core capital. The consolidated leverage ratio was 7.21% at September 30, 1994, and 7.26% at December 31, 1993 and September 30, 1993. (TABLE L).

                                                      TABLE L
                                                   CAPITAL RATIOS
                                                 SEPTEMBER 30, 1994

                                                  RISK-BASED RATIOS
                               --------------------------------------------------------
                                     TIER 1 CAPITAL                TOTAL CAPITAL               LEVERAGE RATIO
                               ---------------------------  ---------------------------  ---------------------------
                                REQUIRED TO BE               REQUIRED TO BE               REQUIRED TO BE
                               WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED
                               -----------------  --------  -----------------  --------  -----------------  --------
BayBanks, Inc................          n/a          11.74%          n/a          13.46%          n/a           7.21%
BayBank......................         6.00%          9.86         10.00%         11.60          5.00%          6.05
BayBank Boston, N.A..........         6.00          11.16         10.00          13.01          5.00           6.60
BayBank Connecticut, N.A.....         6.00          12.66         10.00          13.92          5.00          11.51

- - - - - ---------------
* Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a -- not applicable

     BayBanks paid a dividend in the third quarter of 1994 of $.45 per share. Dividends paid since reinstatement of the quarterly cash dividend in the first quarter of 1993 are presented in TABLE M.

                                                 TABLE M
                                              DIVIDENDS PAID

                                 1994                                      1993
  NINE MONTHS       -------------------------------     -------------------------------------------
- - - - - ---------------      THIRD      SECOND       FIRST      FOURTH       THIRD      SECOND       FIRST
1994      1993      QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
- - - - - -----     -----     -------     -------     -------     -------     -------     -------     -------
$1.15     $0.65      $0.45       $0.35       $0.35       $0.25       $0.25       $0.20       $0.20
=====     =====      =====       =====       =====       =====       =====       =====       =====

     On October 27, 1994, BayBanks declared its fourth quarter dividend at $.45 per share payable December 1, 1994.

IMPENDING ACCOUNTING CHANGE

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" which was amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," issued in October 1994. These statements are effective for fiscal years beginning after December 15, 1994 and will require changes in the disclosure of nonperforming assets. Loans currently reported as nonperforming and in-substance foreclosures will be reported as impaired loans in a financial statement footnote. Restructured loans, reported as restructured, accruing loans prior to the adoption of Statement No. 114, will not be regarded as impaired loans when the statement is adopted if they are performing under the restructured terms. Restructured accruing loans entered into after the adoption of Statement No. 114 will be accounted for as impaired loans. The amount of impairment will be determined by the difference between the present value of the expected cash flows related to the loan using the contractual interest rate and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the appraised value of the collateral and the recorded amount of the loan. Any additional impairment will be recorded as an adjustment to the existing allowance for loan losses account. The adoption of Statement No. 114 and Statement No. 118 is not expected to have a material effect on the Company's reported results of operations or financial condition.

     In October 1994, the FASB issued Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement is effective for fiscal years ending after December 15, 1994 and requires disclosures about derivative financial instruments including futures, forward, swap, and option contracts, and other financial instruments with similar characteristics.


                                                  BAYBANKS, INC.

                                       AVERAGE BALANCES AND CAPITAL RATIOS

                                              (DOLLARS IN MILLIONS)

                                                                              1994                     1993
                                                  NINE MONTHS      ---------------------------   -----------------
                                                ----------------    THIRD    SECOND     FIRST    FOURTH     THIRD
                                                 1994      1993    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                -------   ------   -------   -------   -------   -------   -------
ASSETS
Interest-bearing deposits and other short-term
  investments.................................  $   231   $  652   $   175   $   204   $   315   $   420   $   412
Securities available for sale, at cost........      545    1,380       420       597       618       831       974
Investment securities, at cost................    2,378      621     2,840     2,347     1,938     1,469     1,201
Loans*
  Commercial..................................    1,342    1,391     1,372     1,360     1,294     1,288     1,371
  Commercial real estate......................      916      966       915       908       926       930       945
  Residential mortgage........................    1,219    1,163     1,256     1,193     1,209     1,194     1,178
  Instalment..................................    2,622    2,372     2,659     2,594     2,613     2,550     2,461
                                                -------   ------   -------   -------   -------   -------   -------
                                                  6,099    5,892     6,202     6,055     6,042     5,962     5,955
  Less allowance for loan losses..............      163      190       155       164       172       184       185
                                                -------   ------   -------   -------   -------   -------   -------
                                                  5,936    5,702     6,047     5,891     5,870     5,778     5,770
                                                -------   ------   -------   -------   -------   -------   -------
         Total earning assets.................    9,253    8,545     9,637     9,203     8,913     8,682     8,542
Cash and due from banks.......................      625      620       651       622       602       659       630
Other assets..................................      485      559       480       480       495       519       539
                                                -------   ------   -------   -------   -------   -------   -------
         Total assets.........................  $10,200   $9,534   $10,613   $10,141   $ 9,838   $ 9,676   $ 9,526
                                                =======   ======   =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand......................................  $ 1,964   $1,838   $ 1,992   $ 1,946   $ 1,955   $ 2,031   $ 1,914
  NOW accounts................................    1,393    1,324     1,388     1,399     1,391     1,372     1,338
  Savings.....................................    1,497    1,385     1,502     1,509     1,481     1,443     1,422
  Money market deposit accounts...............    2,699    2,901     2,655     2,700     2,742     2,758     2,823
  Consumer time...............................      967    1,131       981       945       975     1,016     1,069
  Time -- $100,000 or more....................       75       34       125        63        37        30        29
                                                -------   ------   -------   -------   -------   -------   -------
                                                  8,595    8,613     8,643     8,562     8,581     8,650     8,595
Federal funds purchased and other short-term
  borrowings..................................      749      131     1,086       728       425       209       139
Long-term debt................................       54       54        54        54        54        55        55
                                                -------   ------   -------   -------   -------   -------   -------
  Total deposits and borrowings...............    9,398    8,798     9,783     9,344     9,060     8,914     8,789
Other liabilities**...........................       70       72        77        66        66        70        60
Stockholders' equity..........................      732      664       753       731       712       692       677
                                                -------   ------   -------   -------   -------   -------   -------
         Total liabilities and stockholders'
           equity.............................  $10,200   $9,534   $10,613   $10,141   $ 9,838   $ 9,676   $ 9,526
                                                =======   ======   =======   =======   =======   =======   =======
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard -- 4.00%)....    11.74%   11.14%    11.74%    11.71%    11.32%    10.68%    11.14%
  Total (Min. regulatory standard -- 8.00%)...    13.46    13.06     13.46     13.45     13.06     12.40     13.06
Leverage......................................     7.21     7.26      7.21      7.32      7.33      7.26      7.26

- - - - - ---------------

 * Nonperforming loans are included in the average balances.

** Includes guarantee of ESOP indebtedness.

                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                        1994                       1993
                                         NINE MONTHS       ------------------------------   -------------------
                                     -------------------    THIRD      SECOND     FIRST      FOURTH     THIRD
                                       1994       1993     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------
Income on earning assets (tax
  equivalent basis)................  $481,395   $447,436   $174,632   $158,305   $148,458   $148,393   $148,539
Interest expense on deposits and
  borrowings.......................   134,053    129,012     52,812     43,423     37,818     37,636     38,856
                                     --------   --------   --------   --------   --------   --------   --------
Net interest income................   347,342    318,424    121,820    114,882    110,640    110,757    109,683
Noninterest income.................   156,303    147,551     52,557     54,031     49,715     50,973     51,904
                                     --------   --------   --------   --------   --------   --------   --------
Total income from operations.......   503,645    465,975    174,377    168,913    160,355    161,730    161,587
Operating expenses.................   341,613    334,423    114,706    114,712    112,195    112,282    112,224
                                     --------   --------   --------   --------   --------   --------   --------
Operating Income before Net
  Securities Gains and Provisions
  for Loan Losses and OREO
  Reserve..........................   162,032    131,552     59,671     54,201     48,160     49,448     49,363
Net securities gains...............       475        407      --           436         39          4         49
Provision for loan losses..........    18,000     29,500      6,000      6,000      6,000      7,000      9,000
Provision for OREO reserve, net....     7,852     22,692      2,415      2,500      2,937      2,138      7,800
                                     --------   --------   --------   --------   --------   --------   --------
Total credit provisions............    25,852     52,192      8,415      8,500      8,937      9,138     16,800
                                     --------   --------   --------   --------   --------   --------   --------
Pre-tax income.....................   136,655     79,767     51,256     46,137     39,262     40,314     32,612
Less tax equivalent adjustment
  included above...................     5,856      3,697      1,816      2,067      1,973      1,661      1,401
                                     --------   --------   --------   --------   --------   --------   --------
Income before taxes and cumulative
  effect of accounting change......   130,799     76,070     49,440     44,070     37,289     38,653     31,211
Provision for income taxes.........    53,133     31,101     20,407     17,648     15,078     15,971     13,210
                                     --------   --------   --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change................    77,666     44,969     29,033     26,422     22,211     22,682     18,001
Less cumulative effect of
  accounting change (net of tax
  benefit of $683).................       932      --         --         --           932      --         --
                                     --------   --------   --------   --------   --------   --------   --------
Net Income.........................  $ 76,734   $ 44,969   $ 29,033   $ 26,422   $ 21,279   $ 22,682   $ 18,001
                                     ========   ========   ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting
     change........................  $   4.06   $   2.37   $   1.51   $   1.38   $   1.16   $   1.19   $   0.95
  Less cumulative effect of
     accounting change.............      0.05      --         --         --          0.05      --         --
                                     --------   --------   --------   --------   --------   --------   --------
  Net Income.......................  $   4.01   $   2.37   $   1.51   $   1.38   $   1.11   $   1.19   $   0.95
                                     ========   ========   ========   ========   ========   ========   ========
Dividends Paid Per Share...........  $   1.15   $   0.65   $   0.45   $   0.35   $   0.35   $   0.25   $   0.25
Financial Ratios
Return on average equity...........      14.0%       9.1%      15.3%      14.5%      12.1%      13.0%      10.5%
Return on average assets...........      1.01       0.63       1.09       1.05       0.88       0.93       0.75
Common Stock Data
Period-end book value per share....  $  40.30   $  36.56   $  40.30   $  39.47   $  38.51   $  37.52   $  36.56
Dividend payout ratio..............      28.7%      27.4%      29.7%      25.4%      31.5%      21.0%      26.3%
Range of BayBanks, Inc., last sale
  price
  High.............................  $  64.13   $  52.13   $  63.00   $  64.13   $  57.25   $  50.75   $  50.50
  Low..............................     50.00      38.25      54.25      54.50      50.00      43.25      43.25
  Close............................     55.00      48.75      55.00      60.25      54.50      50.75      48.75


                                                  BAYBANKS, INC.

                             AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN*

                                                                       1994                     1993
                                             NINE MONTHS    ---------------------------   -----------------
                                            -------------    THIRD    SECOND     FIRST    FOURTH     THIRD
                                            1994     1993   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                            ----     ----   -------   -------   -------   -------   -------
Interest-bearing deposits and other
  short-term investments..................  3.77%    3.33%    4.38%     3.94%     3.32%     3.24%     3.28%
Securities available for sale**...........  4.96     4.44     5.42      4.98      4.64      4.70      4.40
Investment securities.....................  4.86     4.92     5.13      4.80      4.55      4.52      4.67
Loans.....................................  8.05     8.21     8.35      7.98      7.81      7.90      8.03
  Commercial..............................  7.16     6.57     7.68      7.19      6.57      6.48      6.50
  Commercial real estate..................  8.06     7.78     8.54      8.05      7.58      7.74      7.73
  Residential mortgage....................  7.36     8.02     7.48      7.24      7.35      7.51      7.74
  Instalment..............................  8.83     9.44     9.03      8.72      8.71      8.86      9.14
Total earning assets......................  6.94%    6.99%    7.20%     6.89%     6.72%     6.80%     6.91%
Interest-bearing funds....................  2.40%    2.47%    2.68%     2.35%     2.16%     2.16%     2.24%
  NOW accounts............................  1.35     1.79     1.37      1.34      1.33      1.42      1.54
  Savings.................................  1.93     2.17     1.96      1.93      1.90      1.92      1.96
  Money market deposit accounts...........  2.25     2.37     2.50      2.20      2.04      2.08      2.13
  Consumer time...........................  3.57     3.84     3.80      3.46      3.45      3.52      3.65
  Time -- $100,000 or more................  3.90     2.67     4.29      3.69      2.91      2.63      2.57
  Short-term borrowings...................  4.09     2.59     4.50      3.97      3.21      2.86      2.60
  Long-term debt..........................  4.46     3.85     5.05      4.44      3.88      3.75      3.83
Interest expense as a percentage of
  average earning assets..................  1.93%    2.02%    2.17%     1.89%     1.72%     1.72%     1.80%
Net interest margin.......................  5.01%    4.97%    5.03%     5.00%     5.00%     5.08%     5.11%

- - - - - ---------------
 * Tax equivalent basis.
** Yields based on average cost.

                          PART II -- OTHER INFORMATION

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

     a) See Exhibit List and Index on page 28.

     b) No report on Form 8-K was filed during the third quarter ended September 30, 1994.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BayBanks, Inc.
                                          --------------------------------------
                                                       (Registrant)

                                          By:     /s/  MICHAEL W. VASILY
                                             -----------------------------------
                                                     Michael W. Vasily
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                    (Duly Authorized and
                                                Principal Financial Officer)

Date: November 10, 1994


                                                  BAYBANKS, INC.

                                              EXHIBIT LIST AND INDEX

EXHIBIT NO.                                          DESCRIPTION
- - - - - -----------                                          -----------
ARTICLES OF INCORPORATION AND BY-LAWS
    3.1         --  By-Laws, as amended through October 27, 1994.

MATERIAL CONTRACTS -- EXECUTIVE COMPENSATION PLANS
   10.1         --  Amendment dated October 27, 1994, to 1978 Stock Option Plan for Key Employees
                    of Bay Banks, Inc. and Affiliates.
   10.2         --  1988 Stock Option Plan for Key Employees of BayBanks, Inc. and Affiliates, as
                    amended.
   10.3         --  1982 Restricted Stock Plan for Key Employees of BayBanks, Inc. and Affiliates,
                    as amended.
   10.4         --  BayBanks, Inc. 1994 Restricted Stock Plan, as amended.
   10.5         --  BayBanks, Inc. Incentive Compensation Plan, as amended.
   10.6         --  BayBanks, Inc. Compensation Plan for Directors, as amended.
   10.7         --  BayBanks, Inc. 1990 Stock Plan for Directors, as amended.
   10.8         --  Third Amendment dated October 27, 1994, to BayBanks Supplemental Executive
                    Retirement Plan.
   10.9         --  BayBanks, Inc. Severance Benefits Plan, as amended.
   10.10        --  First Amendment dated October 27, 1994, to BayBanks Deferred Payment Plans
                    Trust Agreement.
MISCELLANEOUS
   11.1         --  Computation of Primary and Fully Diluted Earnings Per Share. See Page 29.
   27           --  Financial Data Schedule.