Form 10-K405
period 1994-12-31
BAYBANKS INC
filed 1995-03-09
CIK 10497

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                       RIGHTS TO PURCHASE SERIES A JUNIOR
                  PARTICIPATING PREFERRED STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  'X'                No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ 'X' ]
     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995:

                   COMMON STOCK, $2.00 PAR -- $1,174,286,432

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1995:

                     COMMON STOCK, $2.00 PAR -- 19,002,445

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the annual meeting of stockholders to be held on April 27, 1995 are incorporated by reference in Part III.

     The list of exhibits to this report appears on pages 62 and 63.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL COMPANY INFORMATION

     As used herein, the "Company" means BayBanks, Inc. alone or BayBanks, Inc. together with its consolidated subsidiaries, depending on the context, and the "BayBanks" means the Company's three bank subsidiaries.

     BayBanks, Inc., established in 1928, is one of the largest bank holding companies in New England and is headquartered in Boston, Massachusetts. At December 31, 1994, the Company had total assets of $10.8 billion, total deposits of $9.0 billion, total stockholders' equity of $789 million, and 5,654 full-time equivalent employees. The Company's largest subsidiary is BayBank, a Massachusetts commercial bank based in Burlington, Massachusetts, that had total assets of $9.7 billion at December 31, 1994. BayBank Boston, N.A. is based in Boston, Massachusetts and BayBank Connecticut, N.A. is located in Hartford, Connecticut. The Company also maintains a loan production office in Portland, Maine.

     The Company has an extensive banking network with 205 full-service offices and 366 automated banking facilities serving 151 cities and towns in Massachusetts and two in Connecticut. The hallmark of the Company's operating approach is its use of advanced banking technology, featuring state-of-the-art computer and telecommunications technology to process customer transactions, provide customer information, and increase the efficiency of its data processing activities. BayBank Systems, Inc., a nonbank subsidiary of the Company, engages in data processing, product and systems development, and other technologically oriented operations, principally for the Company but also for franchisees and correspondents. In particular, BayBank Systems, Inc., operates the proprietary X-Press 24(R) and X-Press 24 Cash(R) automated teller machine ("ATM") networks. BayBanks Credit Corp. (a subsidiary of BayBank Systems, Inc.) and BayBanks Mortgage Corp. (a subsidiary of BayBank) provide instalment loan, credit card, and mortgage loan operations and services. BayBanks Mortgage Corp. also services approximately $1.9 billion of residential mortgage loans originated by the BayBanks that have been placed in the secondary market. Other subsidiaries provide brokerage, investment management, and general management services to the BayBanks and other affiliates.

     The following presents selected financial information for the Company's three banking subsidiaries:

                                                               AT DECEMBER 31
                                              ------------------------------------------------

                                                       MASSACHUSETTS               CONNECTICUT
                                              -------------------------------      -----------
                                                                    BAYBANK          BAYBANK
                                                   BAYBANK          BOSTON         CONNECTICUT
                                              -----------------   -----------      -----------
                                               1994       1993    1994   1993      1994   1993
                                              ------     ------   ----   ----      ----   ----
                                              (IN MILLIONS)
    Securities portfolios...................  $2,877     $2,917   $ 56   $ 97      $ 3    $ 3
    Total loans.............................   5,912      5,479    695    586       80     75
    Total earning assets....................   8,789      8,396    750    684       83     79
    Total assets............................   9,700      9,179    992    896       88     86
    Total deposits..........................   8,193      8,077    838    764       55     59
    Subordinated debt.......................      47         47      5      5       --     --
    Stockholders' equity....................     601        542     64     55       11     10

GENERAL BANKING BUSINESS

     The Company provides a complete range of banking and related financial services, with particular emphasis on consumer and middle market business customers. In addition to its normal deposit and lending activities, the Company aggressively pursues fee income opportunities, both in traditional and automated banking services and in the investment field, including acting as investment adviser and shareholder servicing agent for BayFunds(R), a proprietary mutual fund family.

  Consumer Banking

     The Company -- a recognized leader in consumer banking -- has the largest consumer market share in Massachusetts. More households in Massachusetts do business with the BayBanks than with any other banking organization. The Company offers a wide variety of consumer banking products, including FDIC-insured checking, money market, savings, and time deposit accounts; credit cards; home mortgages and home equity financing; instalment loans; and trust and private banking services.

     The Company operates over 1,000 ATMs in Massachusetts and Connecticut, including 200 cash machines located in retail stores, and processes approximately 11 million transactions per month; the Company has over 1 million ATM cards in use. More than 90 nonaffiliated financial institutions add an additional 280 ATMs to the X-Press 24 network. X-Press 24 cardholders can perform automated banking transactions at over 130,000 CIRRUS(R) and NYCE(R) terminals worldwide. Cardholders can also use their cards to make point-of-sale purchases at retail establishments worldwide, including grocery stores, automobile service stations and, through BayBank X-Press Check(R), anywhere a MasterCard(R) is accepted. The Company provides a broad range of support and maintenance services to the X-Press 24 network member institutions. In addition to its branch and ATM networks, the Company operates a state-of-the-art customer sales and service center twenty-four hours a day, seven days a week, that provides customer service and product information, opens consumer bank accounts, and arranges consumer loans.

  Corporate Banking

     The Company provides a comprehensive range of cash management, credit, deposit, international banking, and related services to businesses, hospitals, educational institutions, and local governments, with particular emphasis on the middle market. Specialized products available to BayBanks' business and governmental customers include personal computer-based cash management services with which a customer may perform a range of deposit account transactions; X-Press Trade(R), offering automated international letter of credit services; BayBank X-Press Tax(R) for automated payroll tax depositing; a Collateralized Municipal Money Market Account; and the Escrow Client Account Service. BayBank also acts as trustee or custodian for employee benefit and pension plans.

     Specific lending groups focus on healthcare and educational institutions, municipalities, automobile dealers, construction and contracting companies, retailers, emerging technology companies, and international trade finance. The Company also provides secured financing, in the form of asset-based lending, leasing, and real estate lending, for commercial customers. The Company's general corporate lending activities are directed toward small and middle market companies in the New England region, with a primary emphasis on Massachusetts and southern New Hampshire enterprises.

  Investment Services

     The Company's subsidiaries offer a wide range of investment services to individuals and business customers. The government and municipal securities dealerships at BayBank Boston, N.A., participate in the underwriting of Massachusetts municipal obligations and engage in private placement activities. BayBanks Brokerage Services, Inc., provides retail brokerage services. BayBanks Investment Management, Inc., a registered investment adviser, provides portfolio advice and asset management for individuals and businesses and manages the BayBank trust department's common trust funds. As of December 31, 1994, the BayBank trust department had total assets with a book value of $5.3 billion under management or in custody. BayBanks Investment Management, Inc., and BayBank Boston, N.A. act as investment advisers to BayFunds(R), the Company's proprietary mutual fund family, which consists of money market, equity, and bond portfolios with aggregate assets of more than $1.3 billon at year-end 1994.

PROPOSED ACQUISITION

     In December 1994, the Company executed an agreement to acquire NFS Financial Corp. ("NFS"), a southern New Hampshire-based holding company with total assets of $619 million. The acquisition is subject to approval of the shareholders of NFS and of various federal and state bank regulatory authorities and is targeted for consummation in the third quarter of 1995. As a result, NFS, which owns two federal savings banks, would become a wholly-owned subsidiary of the Company. This will permit the Company to expand its operations directly into the New Hampshire market through NFS's existing branch systems and relationships. This will be a natural extension of the Company's already strong presence in the Massachusetts portion of the Merrimack Valley.

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

     Under FDIC's risk-based deposit insurance premium system for the Bank Insurance Fund ("BIF"), which went into effect on January 1, 1993, banks currently pay within a range of 23 cents per $100 of domestic deposits (the prior rate for all institutions) to 31 cents per $100 of domestic deposits, depending on their risk classification. The FDIC has proposed a potential reduction in these rates in 1995. To arrive at a risk-based assessment for each bank, the FDIC places the bank in one of nine risk categories, using a two-step process based first on capital ratios and then on other relevant supervisory information. Each institution is assigned to one of three groups (well capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. For these purposes, a well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution must have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio, and a 4% Tier 1 leverage capital ratio. An undercapitalized institution is one that does not meet either of the foregoing definitions. Each institution is also assigned to one of three supervisory subgroups based on an evaluation of the risk posed by the institution to the BIF. Well capitalized banks presenting the lowest risk to the BIF pay the lowest assessment rate, while undercapitalized banks presenting the highest risk pay the highest rate. The BayBanks' capital ratios at December 31, 1994, placed all of them in the well capitalized category for assessment purposes. The assessment will depend upon the level of deposit balances and the BayBanks' applicable risk categories (see "Regulatory Capital Requirements").

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

REGULATORY CAPITAL REQUIREMENTS

     Under the risk-based capital measures for banks and bank holding companies, a banking organization's reported balance sheet is converted to risk-based amounts by assigning each asset to a risk category, which is then multiplied by the risk weight for that category. Off-balance sheet exposures are converted to risk-based amounts through a two-step process. First, off-balance sheet assets and credit equivalent amounts (e.g., interest rate swaps) are multiplied by a credit conversion factor depending on the defined categorization of the particular item. Then the converted items are assigned to a risk category that weights the items according to their relative risk.

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

     A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, certain other capital instruments, and term subordinated debt, which is discounted at 20% a year during its final five years of maturity. The Company's major capital components include stockholders' equity in core capital, and the allowance for loan losses and grandfathered floating rate notes (subject to a 60% discount) in supplementary capital.

     At December 31, 1994, the minimum risk-based capital requirements were 4.00% for core capital and 8.00% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.00%, although banking organizations are expected to exceed that amount by 100 or 200 basis points or more, depending upon their circumstances.

     At December 31, 1994, the Company's consolidated risk-based capital ratios were 11.51% for core capital and 13.06% for total capital, and at December 31, 1993, were 10.68% and 12.40%, respectively. The Company's consolidated leverage ratio was 7.35% at December 31, 1994, and 7.26% at December 31, 1993. These ratios exceeded the minimum regulatory guidelines.

     The following table presents the risk-based and leverage capital ratios required for depository institutions to be considered well capitalized under applicable federal regulations and the reported capital ratios of the Company and its bank subsidiaries at December 31, 1994:

                                               RISK-BASED RATIOS
                         -------------------------------------------------------------
                                TIER 1 CAPITAL                   TOTAL CAPITAL                  LEVERAGE RATIO
                         -----------------------------   -----------------------------   -----------------------------
                           REQUIRED TO BE                  REQUIRED TO BE                  REQUIRED TO BE
                         WELL CAPITALIZED(1)  REPORTED   WELL CAPITALIZED(1)  REPORTED   WELL CAPITALIZED(1)  REPORTED
                         -------------------  --------   -------------------  --------   -------------------  --------
BayBanks, Inc............          n/a%         11.51%            n/a%          13.06%            n/a%           7.35%
BayBank..................         6.00           9.66           10.00           11.22            5.00            6.17
BayBank Boston, N.A......         6.00          10.94           10.00           12.67            5.00            6.92
BayBank Connecticut,
  N.A....................         6.00          12.47           10.00           13.74            5.00           11.67

- ---------------

(1) Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a -- not applicable

     The Company increased its quarterly dividend in 1994, a trend that began with the reinstatement of the quarterly dividend in the first quarter of 1993. For the first and second quarters of 1994, a dividend of $.35 per share was paid. The quarterly dividend was increased to $.45 per share for the third and fourth quarters of 1994. On January 26, 1995, the Board of Directors declared a first quarter dividend of $.50 per share, payable on March 1, 1995.

STATISTICAL DISCLOSURES

     Securities Act Guide 3, Statistical Disclosure by Bank Holding Companies, requires certain statistical disclosures. As indicated in the index below, the statistical information required is either presented in statistical tables within this section, presented elsewhere in this report, or is not applicable. This information should be read in conjunction with the Financial Review under
Item 7 and the consolidated financial statements and related notes under Item 8 in this report.

                                                                                       PAGE
                                                                                       -----
Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and
  Interest Differential
     Average balances................................................................     15
     Summary of operations...........................................................     16
     Average yields and rates paid...................................................      8
     Analysis of net interest income.................................................      9
Securities Portfolios
     Book value by security type.....................................................     10
     Year-end maturities and yields of principal debt securities.....................     42
     Securities of an issuer in excess of 10% of stockholders' equity................    n/a

                                                                                       PAGE
                                                                                       -----
Loan Portfolio
     Distribution of loans...........................................................     10
     Maturity distribution of commercial and commercial real estate loans............     11
     Nonperforming assets; restructured, accruing loans; and accruing loans
       90 days or more past due......................................................     11
     Policy for placing loans on nonaccrual status...................................     39
     Interest income which would have been recorded on nonperforming loans had they performed in accordance with their original terms vs. interest income actually recorded on nonperforming loans................................................  39-40
     Foreign outstandings............................................................    n/a
     Loan concentrations.............................................................    n/a
     Other interest-bearing assets...................................................    n/a
Summary of Loan Loss Experience
     Summary of loan loss experience.................................................     12
     Discussion of additions to the allowance........................................     40
     Distribution of allowance for loan losses.......................................     12
Deposits
     Average balances of deposit categories..........................................     15
     Average rates paid..............................................................      8
     Foreign deposits in domestic offices............................................    n/a
     Remaining maturities of time deposits -- $100,000 or more.......................     13
     Amount outstanding of time deposits -- $100,000 or more, issued by a foreign
      office.........................................................................    n/a
Return on Equity and Assets
     Return on average stockholders' equity..........................................     16
     Return on average total assets..................................................     16
     Dividend payout ratio...........................................................    *
     Average equity to average assets ratio..........................................   **
Short-Term Borrowings................................................................     13

- ---------------

n/a -- not applicable

 * The dividend payout ratio was 28.6% in 1994 and 25.2% in 1993; the dividend payout ratio was not meaningful in 1990. There were no dividends paid in 1991 or 1992.

** The average equity to average assets ratio was 7.20% in 1994, 7.01% in 1993, 5.67% in 1992, 5.10% in 1991, and 5.55% in 1990.

                             AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN
                                           (TAX EQUIVALENT BASIS)

                                                         1994     1993     1992      1991      1990      1989
                                                         ----     ----     -----     -----     -----     -----
Interest-bearing deposits and other short-term
  investments..........................................  4.13%    3.36%     3.68%     5.92%     8.21%     9.40%
Securities available for sale*.........................  5.10%    4.48%     4.79%       --%       --%       --%
  U.S. Government securities...........................  5.27     4.54      4.70        --        --        --
  Corporate and other..................................  4.91     3.73      6.45        --        --        --
Investment securities..................................  4.97%    4.74%     6.13%     8.20%     9.37%     9.72%
  U.S. Government securities...........................  4.88     4.29      5.65      7.47      8.52      9.24
  Mortgage-backed securities...........................  4.88      --       6.46      8.88      9.44      8.35
  Asset-backed securities..............................  4.48     4.44        --        --        --        --
  State and local government securities................  5.23     5.53      7.16      7.51      9.29      9.42
  Industrial revenue bonds.............................  9.60     8.26      8.49      8.48     11.44     12.45
  Corporate and other..................................  5.99     6.22      4.33      5.67     10.64     10.25
Loans**................................................  8.21%    8.13%     8.79%     9.91%    10.58%    11.20%
  Commercial...........................................  7.54     6.55      7.02      8.71     10.26     11.27
  Commercial real estate...............................  8.39     7.77      8.28      9.12      9.49     11.17
  Residential mortgage.................................  7.39     7.89      8.86      9.78     10.03      9.97
  Instalment...........................................  8.89     9.28     10.23     11.49     12.14     12.23
    Total earning assets...............................  7.10%    6.94%     7.84%     9.34%    10.31%    11.02%
Interest-bearing funds.................................  2.56%    2.40%     3.38%     5.50%     6.96%     7.63%
  NOW and savings accounts.............................  1.68     1.90      2.76      4.65      5.23      5.28
  Money market deposit accounts........................  2.36     2.30      3.20      5.32      7.03      7.83
  Consumer time........................................  3.75     3.77      4.88      6.79      8.11      8.83
  Time -- $100,000 or more.............................  4.35     2.66      3.56      6.04      8.05      8.95
  Short-term borrowings................................  4.50     2.72      2.90      5.44      7.70      8.99
  Long-term debt.......................................  4.79     3.87      4.51      7.01      8.60      9.48
Interest expense as a percentage of average earning
  assets...............................................  2.06%    1.94%     2.85%     4.77%     5.99%     6.45%
Net interest margin....................................  5.04%    5.00%     4.99%     4.57%     4.32%     4.57%

- ---------------
 * Yields based on average cost.

** Nonperforming loans (nonaccrual loans) are included in average loan balances.
   Interest income is recorded on an accrual basis. Thus, nonperforming loans do not contribute to net interest income and affect the net interest margin.

                        ANALYSIS OF NET INTEREST INCOME

                                                                             CHANGE DUE TO:
                                                                          ---------------------
                                                                                        CHANGE
                                                                           CHANGE         IN
                                                             INCREASE        IN        INTEREST
                                                             (DECREASE)   BALANCES      RATES
                                                             --------     --------     --------
                                                             (IN THOUSANDS, ON A TAX EQUIVALENT
                                                                           BASIS)
1994 COMPARED WITH 1993(1)
Short-term investments.....................................  $(10,965)    $(15,535)    $  4,570
Securities portfolios(2)...................................    52,073       39,997       12,076
Loans(3)...................................................    28,845       22,756        6,089
                                                             --------     --------     --------
  Total....................................................    69,953       47,218       22,735
                                                             --------     --------     --------
NOW and savings accounts...................................    (3,516)       2,523       (6,039)
Money market deposit accounts..............................    (2,987)      (4,652)       1,665
Consumer time..............................................    (4,434)      (4,200)        (234)
Time--$100,000 or more.....................................     3,063        2,500          563
Short-term borrowings and long-term debt...................    34,084       30,912        3,172
                                                             --------     --------     --------
  Total....................................................    26,210       27,083         (873)
                                                             --------     --------     --------
Net interest income........................................  $ 43,743     $ 20,135     $ 23,608
                                                             ========     ========     ========
1993 COMPARED WITH 1992(1)
Short-term investments.....................................  $ (2,994)    $ (1,002)    $ (1,992)
Securities portfolios(2)...................................    (1,871)      10,670      (12,541)
Loans(3)...................................................   (59,980)     (12,128)     (47,852)
                                                             --------     --------     --------
  Total....................................................   (64,845)      (2,460)     (62,385)
                                                             --------     --------     --------
NOW and savings accounts...................................   (15,264)       5,591      (20,855)
Money market deposit accounts..............................   (31,255)      (3,896)     (27,359)
Consumer time..............................................   (25,113)      (9,876)     (15,237)
Time--$100,000 or more.....................................    (1,162)        (644)        (518)
Short-term borrowings and long-term debt...................      (567)          44         (611)
                                                             --------     --------     --------
  Total....................................................   (73,361)      (8,781)     (64,580)
                                                             --------     --------     --------
Net interest income........................................  $  8,516     $  6,321     $  2,195
                                                             ========     ========     ========

- ---------------

(1) The rate/volume variance is allocated to the Change in Balances category.
(2) Presented on a tax equivalent basis at the combined statutory federal and state tax rate of 43.2% for 1994 and 1993.
(3) Loan income includes loan fees, primarily related to commercial and residential real estate loans, of $6.3 million in 1994, $6.2 million in 1993 and $6.8 million in 1992.

                         SECURITIES AVAILABLE FOR SALE
                                 AT DECEMBER 31

                                          1994                  1993                    1992
                                  --------------------  --------------------  ------------------------
                                             ESTIMATED*            ESTIMATED                ESTIMATED
                                  AMORTIZED   MARKET    AMORTIZED*  MARKET    AMORTIZED*     MARKET
                                    COST       VALUE      COST       VALUE       COST         VALUE
                                  ---------  ---------  ---------  ---------  -----------  -----------
                                                             (IN THOUSANDS)
  U.S. Government...............  $      --  $      --  $ 322,707  $ 325,984  $ 1,433,945  $ 1,440,821
  State and local governments...      8,578      8,564     18,964     18,968           --           --
  Corporate and other...........    211,554    212,038    256,500    256,500           --           --
  Mortgage-backed securities....         --         --     30,832     31,994       88,932       90,096
                                  ---------  ---------  ---------  ---------  -----------  -----------
                                  $ 220,132  $ 220,602  $ 629,003  $ 633,446  $ 1,522,877  $ 1,530,917
                                   ========   ========   ========   ========    =========    =========

- ---------------

* Balance sheet carrying value.

                             INVESTMENT SECURITIES
                                 AT DECEMBER 31

                                      1994                      1993                      1992
                            ------------------------  ------------------------  ------------------------
                                          ESTIMATED                 ESTIMATED                 ESTIMATED
                            AMORTIZED*     MARKET     AMORTIZED*     MARKET     AMORTIZED*     MARKET
                               COST         VALUE        COST         VALUE        COST         VALUE
                            -----------  -----------  -----------  -----------  -----------  -----------
                                                           (IN THOUSANDS)
  U.S. Government.........  $ 2,083,519  $ 2,018,428  $ 1,203,315  $ 1,209,703  $        --  $        --
  State and local
    governments...........      171,436      170,275      128,997      129,352       37,869       38,401
  Mortgage-backed
    securities............       49,503       46,742           --           --           --           --
  Asset-backed
    securities............      200,386      194,734      204,798      204,086           --           --
  Industrial revenue
    bonds.................       49,548       49,548       59,958       59,958       75,938       75,938
  Corporate and other.....        1,857        1,857        1,992        1,992       42,685       42,685
                            -----------  -----------  -----------  -----------  -----------  -----------
                            $ 2,556,249  $ 2,481,584  $ 1,599,060  $ 1,605,091  $   156,492  $   157,024
                              =========    =========    =========    =========    =========    =========

- ---------------

* Balance sheet carrying value.

                             DISTRIBUTION OF LOANS

                               1994         1993         1992         1991         1990         1989
                            -----------  -----------  -----------  -----------  -----------  -----------
                                                           (IN THOUSANDS)
  Commercial..............  $ 1,528,265  $ 1,324,968  $ 1,411,120  $ 1,654,118  $ 2,036,426  $ 2,489,158
  Commercial real estate
    Commercial mortgages..      919,271      877,834      965,134    1,132,466    1,172,848    1,173,877
    Construction loans....       37,325       57,637       57,381       79,483      247,025      410,649
                            -----------  -----------  -----------  -----------  -----------  -----------
    Total commercial real
       estate.............      956,596      935,471    1,022,515    1,211,949    1,419,873    1,584,526
  Residential mortgage....    1,335,466    1,242,597    1,247,633    1,274,591    1,447,043    1,878,335
  Instalment..............    2,828,193    2,600,134    2,256,731    2,212,376    2,226,999    2,060,875
                            -----------  -----------  -----------  -----------  -----------  -----------
  Total loans.............  $ 6,648,520  $ 6,103,170  $ 5,937,999  $ 6,353,034  $ 7,130,341  $ 8,012,894
                              =========    =========    =========    =========    =========    =========

      MATURITY DISTRIBUTION OF COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS
                              AT DECEMBER 31, 1994

                                                              AFTER ONE         OVER
                                              ONE YEAR       BUT WITHIN         FIVE
                                              OR LESS       FIVE YEARS(1)     YEARS(1)      TOTAL(2)
                                             ----------     -------------     --------     ----------
                                                                  (IN THOUSANDS)
Commercial...............................    $1,111,082       $ 343,329       $ 56,374     $1,510,785
Commercial real estate...................       168,563         606,675        154,720        929,958
                                             ----------     -------------     --------     ----------
                                             $1,279,645       $ 950,004       $211,094     $2,440,743
                                              =========      ==========       ========      =========

- ---------------

(1) Of the total commercial and commercial real estate loans above with remaining maturities in excess of one year, 49% have adjustable rates of interest.

(2) Excludes $17,480 of commercial and $26,638 of commercial real estate nonperforming loans.

              NONPERFORMING ASSETS; RESTRUCTURED, ACCRUING LOANS;
                  AND ACCRUING LOANS 90 DAYS OR MORE PAST DUE

                                       1994         1993         1992         1991         1990         1989
                                     --------     --------     --------     --------     --------     --------
                                                                  (IN THOUSANDS)
Nonperforming loans................  $ 54,627     $110,001     $180,580     $222,725     $365,261     $146,669
Other real estate owned
  In-substance foreclosures........    44,610       72,505      100,669      146,638      143,301           --
  Foreclosed property..............    47,760       70,950      102,750       99,163       34,005        8,588
                                     --------     --------     --------     --------     --------     --------
                                       92,370      143,455      203,419      245,801      177,306        8,588
  Less OREO reserve................    24,971       29,776        7,833           --           --           --
                                     --------     --------     --------     --------     --------     --------
  OREO, net of reserve.............    67,399      113,679      195,586      245,801      177,306        8,588
                                     --------     --------     --------     --------     --------     --------
Total nonperforming assets.........  $122,026     $223,680     $376,166     $468,526     $542,567     $155,257
                                     =========    =========    =========    =========    =========    =========
Restructured, accruing loans.......  $ 13,537     $ 18,398     $ 12,084     $ 39,066     $    467     $    543
                                     =========    =========    =========    =========    =========    =========
Accruing loans 90 days or more past
  due..............................  $ 36,193     $ 51,749     $ 91,895     $116,814     $ 99,348     $114,434
                                     =========    =========    =========    =========    =========    =========

                                                 SUMMARY OF LOAN LOSS EXPERIENCE

                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans outstanding at December 31.....  $6,648,520   $6,103,170   $5,937,999   $6,353,034   $7,130,341
                                        =========    =========    =========    =========    =========
Average loans........................  $6,202,289   $5,910,489   $6,152,838   $6,735,040   $7,456,250
                                        =========    =========    =========    =========    =========
Allowance for Loan Losses
  Beginning balance at January 1.....  $  171,496   $  192,700   $  212,500   $  214,203   $   84,732
  Loans charged off:
     Commercial......................      10,113       24,231       62,437       73,833       57,735
     Commercial real estate..........      22,179       15,513       29,237       48,885       74,116
     Residential mortgage............       7,946       11,203       12,861       17,250        5,680
     Instalment......................      26,356       29,016       36,255       35,686       28,015
                                       ----------   ----------   ----------   ----------   ----------
          Total loans charged off....      66,594       79,963      140,790      175,654      165,546
                                       ----------   ----------   ----------   ----------   ----------
  Recoveries:
     Commercial......................       7,815       11,778        6,660        2,254        1,081
     Commercial real estate..........       1,352        2,339          778          965           71
     Residential mortgage............       2,267        2,062          974           79           --
     Instalment......................       6,499        6,080        5,742        5,253        3,907
                                       ----------   ----------   ----------   ----------   ----------
          Total recoveries...........      17,933       22,259       14,154        8,551        5,059
                                       ----------   ----------   ----------   ----------   ----------
  Net loans charged off..............      48,661       57,704      126,636      167,103      160,487
  Provision for loan losses..........      24,000       36,500      106,836      165,400      289,958
                                       ----------   ----------   ----------   ----------   ----------
  Balance at December 31.............  $  146,835   $  171,496   $  192,700   $  212,500   $  214,203
                                       ==========   ==========   ==========   ==========   ==========
Ratio of net loans charged off during
  period to average loans
  outstanding........................        0.78%        0.98%        2.06%        2.48%        2.15%

                                   DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES (1)

                                                COMMERCIAL     RESIDENTIAL
                                  COMMERCIAL    REAL ESTATE     MORTGAGE      INSTALMENT
                                    LOANS          LOANS          LOANS         LOANS        TOTAL
                                  ----------    -----------    -----------    ----------    --------
                                                        (DOLLARS IN THOUSANDS)
December 31, 1994
  Allowance amount..............    $45,064       $57,476       $14,348        $29,947     $146,835
  Loan category to total
     loans......................       23.0%         14.4%          20.1%          42.5%       100.0%
December 31, 1993
  Allowance amount..............    $47,298       $66,455        $21,621        $36,122     $171,496
  Loan category to total
     loans......................       21.7%         15.3%          20.4%          42.6%       100.0%
December 31, 1992
  Allowance amount..............    $67,800       $73,707        $22,060        $29,133     $192,700
  Loan category to total
     loans......................       23.8%         17.2%          21.0%          38.0%       100.0%
December 31, 1991
  Allowance amount..............    $90,444       $68,670        $22,641        $30,745     $212,500
  Loan category to total
     loans......................       26.0%         19.1%          20.1%          34.8%       100.0%
December 31, 1990
  Allowance amount..............    $96,499       $84,016        $ 9,712        $23,976     $214,203
  Loan category to total
     loans......................       28.6%         19.9%          20.3%          31.2%       100.0%

- ---------------

(1) The distribution of the allowance for loan losses is based on an assessment of an aggregate potential for future losses in the respective year-end loan portfolios. While the allowance has been distributed to individual loan categories, it is available to absorb losses in the total portfolio. The distribution of the allowance includes both allocations assigned to specifically identified problem loans and unallocated amounts that are not specifically identified as to any individual loan. The unallocated amounts related to commercial and commercial real estate loans were $91 million as of December 31, 1994, as described in the CREDIT QUALITY section incorporated by reference in Item 7 (see page 28).

           REMAINING MATURITIES OF TIME DEPOSITS -- $100,000 OR MORE
                              AT DECEMBER 31, 1994

                                                                             TOTAL TIME
                                                                             DEPOSITS--
                                                                          $100,000 OR MORE
                                                                        --------------------
                                                                           (IN THOUSANDS)
90 days or less.......................................................        $149,206
91-180 days...........................................................          13,366
181-365 days..........................................................          14,780
Over one year.........................................................          12,252
                                                                           -----------
          Total.......................................................        $189,604(1)
                                                                        ====================

- ---------------

(1) Included in this amount are $176 million of corporate certificates of deposits and $14 million of consumer certificates of deposit of $100,000 or more.

                             SHORT-TERM BORROWINGS

                                            MAXIMUM
                                            AMOUNT         AVERAGE       WEIGHTED         WEIGHTED
                           BALANCE        OUTSTANDING    OUTSTANDING      AVERAGE          AVERAGE
                         OUTSTANDING          AT           DURING      INTEREST RATE    INTEREST RATE
                        AT DECEMBER 31   ANY MONTH-END    THE YEAR      AT YEAR-END    DURING THE YEAR
                        --------------   -------------   -----------   -------------   ---------------
                                                    (DOLLARS IN THOUSANDS)
          1994........     $849,517       $ 1,137,318     $ 839,070         5.81%            4.50%
          1993........      507,820           507,820       150,608         3.10             2.72
          1992........      139,969           267,225       147,856         2.43             2.90

ITEM 2.  PROPERTIES.

     BayBanks, Inc., and its subsidiaries occupy both owned and leased premises. The offices occupied by the Company in Boston, Massachusetts include its principal executive offices and are leased from nonaffiliated companies. Property occupied by the three subsidiary banks represents the majority of the Company's property, and is generally considered to be in good condition and adequate for the purpose for which it is used. Bank properties include bank buildings and branches and free-standing automated banking facilities. BayBank, the Company's principal bank subsidiary, owns the 11-story 208,000 square foot headquarters building, of which 8% is leased to nonaffiliates. Of the 205 branch offices of the subsidiary banks at December 31, 1994, 92 were located in owned buildings and 113 were located in leased buildings. In addition, the Company leases sites for 366 automated banking facilities.

     BayBank Systems, Inc., the Company's principal nonbank subsidiary, occupies a 185,000 square foot technology center. The Company has relocated personnel from various leased and owned locations into this owned building, thereby increasing operating efficiency. BayBank Systems recently updated an adjoining 121,000 square foot owned facility that houses its principal data processing equipment. At December 31, 1994, there was an aggregate $38 million mortgage on these facilities to an affiliated bank at market terms and in conformity with banking regulations that cover transactions between affiliated parties.

ITEM 3.  LEGAL PROCEEDINGS.

     There were no material pending legal proceedings other than ordinary routine litigation incidental to the conduct of the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     (a) The stock of BayBanks, Inc. is traded over the counter through the Nasdaq National Market under the symbol BBNK. The quarterly share data information is presented in Note 18 to the consolidated financial statements under Item 8.

     (b) As of February 28, 1995, there were approximately 4,500 holders of record of the Company's common stock.

     (c) The Company paid dividends of $1.60 per share during 1994 and $.90 per share during 1993. The Company paid a dividend quarterly from 1928 through 1990. During 1991 and 1992, the Company did not pay any dividends. For additional information on dividend payments, reference is made to the CAPITAL AND DIVIDENDS section of Management's Discussion and Analysis under Item 7 and Note 1 to the consolidated financial statements under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

                                AVERAGE BALANCES

                                                   1994           1993          1992          1991          1990          1989
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)(1)
ASSETS
Interest-bearing deposits and other short-term
  investments(2)..............................  $   217,122    $  593,317    $  623,200    $  675,655    $  436,888    $  120,583
Securities available for sale
  U.S. Government securities..................      242,774     1,158,347       303,306            --            --            --
  Corporate and other.........................      212,445        83,424        15,344            --            --            --
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                    455,219     1,241,771       318,650            --            --            --
Investment securities
  U.S. Government securities..................    2,047,405       622,387       782,293       536,255       327,103       342,587
  Mortgage-backed securities..................       37,551            --       412,396       623,476       567,500       149,320
  Asset-backed securities.....................      203,558        67,130            --            --            --            --
  State and local government securities.......      151,901        74,190        50,192        87,792       142,117       154,759
  Industrial revenue bonds....................       54,722        68,921        84,757        98,644       114,042       129,245
  Corporate and other.........................        1,886         1,976         4,917         1,886        13,528       113,606
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                  2,497,023       834,604     1,334,555     1,348,053     1,164,290       889,517
Loans(3)
  Commercial..................................    1,381,699     1,364,807     1,553,643     1,849,960     2,251,316     2,495,733
  Commercial real estate......................      919,383       956,991     1,117,933     1,343,300     1,545,502     1,551,012
  Residential mortgage........................    1,240,278     1,171,044     1,256,553     1,357,703     1,549,862     1,790,472
  Instalment..................................    2,660,929     2,417,647     2,224,709     2,184,077     2,109,570     1,978,854
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                  6,202,289     5,910,489     6,152,838     6,735,040     7,456,250     7,816,071
  Less allowance for loans losses.............      160,077       188,191       213,949       228,192       139,608        61,070
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                  6,042,212     5,722,298     5,938,889     6,506,848     7,316,647     7,755,001
                                                -----------    ----------    ----------    ----------    ----------    ----------
    Total earning assets......................    9,371,653     8,580,181     8,429,243     8,758,748     9,057,428     8,826,171
Cash and due from banks.......................      636,840       629,428       604,115       553,945       570,755       565,418
Other assets..................................      479,352       548,223       615,396       590,896       443,036       356,241
                                                -----------    ----------    ----------    ----------    ----------    ----------
    Total assets..............................  $10,327,768    $9,569,641    $9,434,805    $9,675,397    $9,931,616    $9,686,760
                                                ============   ==========    ==========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand......................................  $ 1,982,663    $1,886,914    $1,717,345    $1,501,448    $1,481,019    $1,491,246
  NOW accounts................................    1,394,038     1,336,270     1,218,252     1,038,135       932,851       869,409
  Savings.....................................    1,492,200     1,399,886     1,223,626       993,305       919,678       972,190
  Money market deposit accounts...............    2,668,275     2,865,209     3,034,586     3,260,294     3,184,659     2,577,672
  Consumer time...............................      989,844     1,102,025     1,363,997     1,692,020     1,821,337     1,857,656
  Time - $100,000 or more.....................       90,823        33,322        57,547       187,863       407,320       471,424
                                                -----------    ----------    ----------    ----------    ----------    ----------
                                                  8,617,843     8,623,626     8,615,353     8,673,065     8,746,864     8,239,597
Federal funds purchased and other short-term
  borrowings(4)...............................      839,070       150,608       147,856       366,262       474,026       658,100
Long-term debt................................       53,323        54,437        55,226        55,052        53,691        53,372
                                                -----------    ----------    ----------    ----------    ----------    ----------
    Total deposits and borrowings.............    9,510,236     8,828,671     8,818,435     9,094,379     9,274,581     8,951,069
Other liabilities(5)..........................       74,429        69,937        81,366        87,381       106,033       149,957
Stockholders' equity..........................      743,103       671,033       535,004       493,637       551,002       585,734
                                                -----------    ----------    ----------    ----------    ----------    ----------
    Total liabilities and stockholders'
      equity..................................  $10,327,768    $9,569,641    $9,434,805    $9,675,397    $9,931,616    $9,686,760
                                                ============   ==========    ==========    ==========    ==========    ==========
CAPITAL RATIOS
Risk-based(6)
  Core (minimum regulatory
    standard - 4.00%).........................        11.51%        10.68%        10.37%         7.28%         6.40%          n/a
  Total (minimum regulatory
    standard - 8.00%).........................        13.06         12.40         12.30          9.29          8.33           n/a
Leverage ratio(6).............................         7.35          7.26          6.79          5.38          4.83           n/a
Year-end book value per share.................  $     41.51    $    37.52    $    34.81    $    31.30    $    30.49    $    37.67

- ---------------
(1) Substantially all balances are derived from daily averages. In certain instances, a method approximating daily averages was used.

(2) Includes interest-bearing deposits in other banks, federal funds sold, securities purchased under agreement to resell, bankers' acceptances purchased, and trading account assets.

(3) Nonperforming loans are included in the average balances. Interest income is recorded on an accrual basis. Thus, loans that are nonperforming do not contribute to net interest income and affect the net interest margin.

(4) Includes federal funds purchased, securities sold under agreement to repurchase, and demand notes issued to the U.S. Treasury.

(5) Other liabilities include guarantee of ESOP indebtedness in 1990 - 1994.

(6) The risk-based capital ratios and the leverage capital ratio were phased in as of December 31, 1990.

                             SUMMARY OF OPERATIONS

                                                 1994             1993          1992          1991          1990          1989
                                              -----------      ----------    ----------    ----------    ----------    ----------
                                                (DOLLARS IN THOUSANDS, ON A TAX EQUIVALENT BASIS, EXCEPT PER SHARE AMOUNTS)(7)
Income on interest-bearing deposits and
  other short-term investments.............   $     8,966      $   19,931    $   22,925    $   40,019    $   35,879    $   11,334
Interest on securities portfolios
  Taxable..................................       125,096          82,343        86,304        95,542        81,417        44,117
  Tax-exempt...............................        22,217          12,897        10,807        14,961        27,686        42,304
                                              -----------      ----------    ----------    ----------    ----------    ----------
                                                  147,313          95,240        97,111       110,503       109,103        86,421
                                              -----------      ----------    ----------    ----------    ----------    ----------
Interest and fees on loans
  Commercial(8)............................       104,159          89,383       109,048       161,156       231,046       281,336
  Commercial real estate...................        77,111          74,353        92,548       122,519       146,705       173,229
  Residential mortgage.....................        91,660          92,451       111,390       132,725       155,384       178,470
  Instalment...............................       236,573         224,471       227,652       250,890       256,015       242,005
                                              -----------      ----------    ----------    ----------    ----------    ----------
                                                  509,503         480,658       540,638       667,290       789,150       875,040
                                              -----------      ----------    ----------    ----------    ----------    ----------
Total income on earning assets.............       665,782         595,829       660,674       817,812       934,132       972,795
Interest expense on deposits and borrowings
  NOW and savings accounts.................        48,524          52,040        67,304        94,544        96,926        97,143
  Money market deposit accounts............        63,014          66,001        97,256       173,393       223,861       201,878
  Consumer time............................        37,080          41,514        66,627       114,868       147,752       163,986
  Time - $100,000 or more..................         3,949             886         2,048        11,356        32,804        42,189
  Sort-term borrowings.....................        37,739           4,098         4,285        19,941        36,477        59,180
  Long-term debt...........................         2,552           2,109         2,489         3,860         4,622         5,059
                                              -----------      ----------    ----------    ----------    ----------    ----------
Total interest expense.....................       192,858         166,648       240,009       417,962       542,442       569,435
                                              -----------      ----------    ----------    ----------    ----------    ----------
Net interest income........................       472,924         429,181       420,665       399,850       391,690       403,360
Noninterest income(8)
  Service charges and fees on deposit
    accounts...............................       109,918         105,211        96,671        88,533        70,823        64,200
  Other noninterest income.................        97,370          93,313        87,210        81,220        84,988        76,837
                                              -----------      ----------    ----------    ----------    ----------    ----------
  Total noninterest income(8)..............       207,288         198,524       183,881       169,753       155,811       141,037
                                              -----------      ----------    ----------    ----------    ----------    ----------
Total income from operations...............       680,212         627,705       604,546       569,603       547,501       544,397
Operating expenses
  Salaries and benefits....................       229,572         212,954       199,604       184,399       179,723       178,630
  Occupancy and equipment..................        86,570          87,116        88,950        85,465        87,326        85,305
  Other operating expenses.................       141,028         146,635       140,762       128,495       111,454       107,320
                                              -----------      ----------    ----------    ----------    ----------    ----------
  Total operating expenses.................       457,170         446,705       429,316       398,359       378,503       371,255
                                              -----------      ----------    ----------    ----------    ----------    ----------
Operating income before net securities
  gains and provisions for loan losses and
  OREO reserve.............................       223,042         181,000       175,230       171,244       168,998       173,142
                                              -----------      ----------    ----------    ----------    ----------    ----------
Net securities gains.......................           203             411        76,929        40,963        19,582        10,878
                                              -----------      ----------    ----------    ----------    ----------    ----------
Provision for loan losses..................        24,000          36,500       106,836       165,400       289,958        75,000
Provision for OREO reserve, net............         9,372          24,830        45,482        27,450        14,582            --
                                              -----------      ----------    ----------    ----------    ----------    ----------
Total credit provisions....................        33,372          61,330       152,318       192,850       304,540        75,000
                                              -----------      ----------    ----------    ----------    ----------    ----------
Pre-tax income (loss)......................       189,873         120,081        99,841        19,357      (115,960)      109,020
Less tax equivalent adjustment included
  above....................................         7,982           5,358         4,153         2,954         9,058        13,703
                                              -----------      ----------    ----------    ----------    ----------    ----------
Income (loss) before taxes and cumulative
  effect of accounting change..............       181,891         114,723        95,688        16,403      (125,018)       95,317
Provision for income taxes (benefit).......        73,522          47,072        36,451         6,748       (55,216)       32,173
                                              -----------      ----------    ----------    ----------    ----------    ----------
Income (loss) before cumulative effect of
  accounting change........................       108,369          67,651        59,237         9,655       (69,802)       63,144
Less cumulative effect of accounting change
  (net of tax benefit of $683).............           932              --            --            --            --            --
                                              -----------      ----------    ----------    ----------    ----------    ----------
NET INCOME (LOSS)..........................   $   107,437      $   67,651    $   59,237    $    9,655    $  (69,802)   $   63,144
                                              ===========      ==========    ==========    ==========    ==========    ==========
EARNINGS (LOSS) PER SHARE(9)...............   $      5.60(10)  $     3.57    $     3.57    $     0.60    $    (4.37)   $     3.95
Dividends Declared Per Share...............          1.60            0.90            --            --          1.05          1.80
PERFORMANCE RATIOS
Operating profit margin....................          32.8%           28.8%         29.0%         30.1%         30.9%         31.8%
Return on average stockholders'
  equity(11)...............................          14.5            10.1          11.1           2.0         (12.7)         10.8
Return on average total assets(11).........          1.04            0.71          0.63          0.10         (0.70)         0.65

- ---------------

 (7) Certain items in the summary that are tax-exempt have been restated to include the federal tax benefit derived from income on obligations of state and local governments, industrial revenue bonds, and certain other securities, thus facilitating the comparison between returns on alternative types of earning assets and between totals that contain varying mixtures of fully taxable and federal tax-exempt income. Because of the interplay of federal and Massachusetts income taxes, $1.00 of federal tax-exempt income was the fully taxable equivalent of $1.51 in 1994.

 (8) In 1990, the Company recognized a $4.8 million pension settlement gain and a $1.2 million gain from the sale of its payroll processing service. In 1989, the Company recognized a $2.5 million gain from liquidation of loans acquired at a discount in 1987.

 (9) For 1989-1994, the difference between earnings (loss) per share as reported and fully diluted was less than 3%.

(10) Based on net income after accounting change. The per share effect of the cumulative accounting change was $.05 per share.

(11) 1994 includes the impact of the average unrealized gain on the securities available for sale portfolio.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FINANCIAL REVIEW

                               EARNINGS ANALYSIS

OPERATING INCOME

     Operating income, presented in Table A, is on a tax equivalent basis, excludes net securities gains and the provisions for loan losses and the other real estate owned (OREO) reserve, and is before income taxes and the cumulative effect of an accounting change. Operating income was $223.0 million in 1994, compared with $181.0 million in 1993 and $175.2 million in 1992. The 23% increase in 1994 from 1993 resulted primarily from a 10% increase in net interest income and a 4% increase in noninterest income, combined with operating expenses that were only 2% above 1993 levels.

                                    TABLE A
                             SUMMARY OF OPERATIONS
                              TAX EQUIVALENT BASIS

                                                                INCREASE                          INCREASE
                                                               (DECREASE)                        (DECREASE)
                                                 1994          FROM 1993           1993          FROM 1992           1992
                                               --------     ----------------     --------     ----------------     --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income on earning assets.....................  $665,782     $ 69,953      12%    $595,829     $(64,845)    (10)%   $660,674
Interest on deposits and borrowings..........   192,858       26,210      16      166,648      (73,361)    (31)     240,009
                                               --------     --------             --------     --------             --------
Net interest income..........................   472,924       43,743      10      429,181        8,516       2      420,665
Noninterest income...........................   207,288        8,764       4      198,524       14,643       8      183,881
                                               --------     --------             --------     --------             --------
Total income from operations.................   680,212       52,507       8      627,705       23,159       4      604,546
Operating expenses...........................   457,170       10,465       2      446,705       17,389       4      429,316
                                               --------     --------             --------     --------             --------
OPERATING INCOME BEFORE NET SECURITIES GAINS
  AND PROVISIONS FOR LOAN LOSSES AND OREO
  RESERVE....................................   223,042       42,042      23      181,000        5,770       3      175,230
                                               --------     --------             --------     --------             --------
Net securities gains.........................       203         (208)    (51)         411      (76,518)    (99)      76,929
                                               --------     --------             --------     --------             --------
Provision for loan losses....................    24,000      (12,500)    (34)      36,500      (70,336)    (66)     106,836
Provision for OREO reserve, net..............     9,372      (15,458)    (62)      24,830      (20,652)    (45)      45,482
                                               --------     --------             --------     --------             --------
Total credit provisions......................    33,372      (27,958)    (46)      61,330      (90,988)    (60)     152,318
                                               --------     --------             --------     --------             --------
Pre-tax income...............................   189,873       69,792      58      120,081       20,240      20       99,841
Less tax equivalent adjustment included
  above......................................     7,982        2,624      49        5,358        1,205      29        4,153
                                               --------     --------             --------     --------             --------
Income before taxes and cumulative effect of
  accounting change..........................   181,891       67,168      59      114,723       19,035      20       95,688
Income taxes.................................    73,522       26,450      56       47,072       10,621      29       36,451
                                               --------     --------             --------     --------             --------
Income before cumulative effect of accounting
  change.....................................   108,369       40,718      60       67,651        8,414      14       59,237
Less cumulative effect of accounting change
  (net of tax benefit of $683)...............       932          932                   --           --                   --
                                               --------     --------             --------     --------             --------
NET INCOME...................................  $107,437     $ 39,786      59     $ 67,651     $  8,414      14     $ 59,237
                                               ========     ========             ========     ========             ========
EARNINGS PER SHARE
  Income before accounting change............  $   5.65     $   2.08      58     $   3.57     $     --      --     $   3.57
  Less cumulative effect of accounting
    change...................................      0.05         0.05                   --           --                   --
                                               --------     --------             --------     --------             --------
  Net Income.................................  $   5.60     $   2.03      57     $   3.57     $     --      --     $   3.57
                                               ========     ========             ========     ========             ========

NET INTEREST INCOME (TAX EQUIVALENT BASIS)

     Net interest income (TABLE B, page 18) was $472.9 million in 1994, compared with $429.2 million in 1993 and $420.7 million in 1992.

     Net interest income and the net interest margin are affected by the quantity and mix of interest-bearing assets and liabilities and movements in interest rates.

     The growth in net interest income in 1994 compared with 1993 was primarily the result of a 9% increase in average earning assets and an increase in interest rates. Instalment lending played a significant role in earning asset increases for the year as a whole, while commercial lending activity was particularly strong in the second half of 1994 (TABLE E, page 22). In addition, growth was affected by the general expansion of the securities portfolios over the course of the year.

     The yield on earning assets was 7.10% in 1994, compared with 6.94% in 1993, as the result of higher rates on the commercial and commercial real estate loan portfolios as market rates increased and to some increases in yields on securities as maturities were reinvested at higher rates.

     BayBanks' funding costs during 1994 increased due to an increased volume of purchased funds and an atmosphere of rising interest rates. Rates on core deposits (which include money market deposit accounts and consumer certificates of deposit) steadily increased during 1994, albeit at a much slower rate than general market rates. The cost of total interest-bearing liabilities (as a percentage of average earning assets) increased 12 basis points to 2.06% in 1994 compared with 1993.

                                    TABLE B
                        ANALYSIS OF NET INTEREST INCOME

                                                                                         NET
                                                         INTEREST       INTEREST       INTEREST
                                                          INCOME        EXPENSE         INCOME
                                                         --------       --------       --------
                                                           (IN THOUSANDS, ON A TAX EQUIVALENT
                                                                         BASIS)
1992 AS REPORTED.......................................  $660,674       $240,009       $420,665
1993 increase (decrease) due to:
  Changes in balances..................................    (2,460)        (8,781)         6,321
  Changes in interest rates............................   (62,385)       (64,580)         2,195
                                                         --------       --------       --------
                                                          (64,845)       (73,361)         8,516
                                                         --------       --------       --------
1993 AS REPORTED.......................................  $595,829       $166,648       $429,181
1994 increase (decrease) due to:
  Changes in balances..................................    47,218         27,083         20,135
  Changes in interest rates............................    22,735           (873)        23,608
                                                         --------       --------       --------
                                                           69,953         26,210         43,743
                                                         --------       --------       --------
1994 AS REPORTED.......................................  $665,782       $192,858       $472,924
                                                         ========       ========       ========

FEES, SERVICE CHARGES, AND OTHER NONINTEREST INCOME

     Noninterest income consists primarily of service charges and fees on deposit accounts and fees from credit and non-credit services and is well diversified among consumer, corporate, and small business banking activities. Noninterest income (TABLE C, page 19) increased to $207.3 million in 1994 from $198.5 million in 1993 and $183.9 million in 1992.

     Service charges and fees on deposit accounts continued to provide over one-half of noninterest income. Total service charges and fees on deposits increased 4% to $109.9 million in 1994, compared with $105.2 million in 1993. An increase in the number of consumer accounts and selected repricings resulted in higher service charges and fees from consumer accounts. These increases were partially offset by a decline in corporate service charges resulting from higher earnings credit rates on compensating deposit balances.

     Other components of noninterest income experienced growth during 1994. Processing fees increased 17% to $16.2 million in 1994 from $13.8 million in 1993 primarily as the result of an increased volume of point of sale transactions. Investment management and brokerage fees increased 31% to $8.3 million in 1994 from $6.3 million in 1993 due primarily to investment advisory fees from higher BayFunds(R) balances on average in 1994 as compared with 1993. The total amount of assets under management in BayFunds was $1.3 billion at

December 31, 1994, compared with $1.1 billion at December 31, 1993, and $243 million at December 31, 1992.

     Mortgage banking fees were $7.2 million in 1994, compared with $12.0 million in 1993 and $10.2 million in 1992. A decrease in refinance volumes in 1994, as market interest rates increased, resulted in lower fee income.

     Student loan sales gains were $4.5 million in 1994, compared with $1.8 million in 1993 and $1.0 million in 1992, resulting from a higher volume of sales and more favorable pricing.

                                    TABLE C
                               NONINTEREST INCOME

                                                                               % INCREASE (DECREASE)
                                                                          -------------------------------
                                     1994         1993         1992       1994 VS. 1993     1993 VS. 1992
                                   --------     --------     --------     -------------     -------------
                                         (DOLLARS IN THOUSANDS)
Service charges and fees on
  deposit accounts...............  $109,918     $105,211     $ 96,671            4%                9%
Credit card fees.................    19,549       18,892       19,398            3                (3)
Processing fees..................    16,174       13,788       12,624           17                 9
Trust fees.......................    14,127       14,559       14,810           (3)               (2)
Investment management and
  brokerage fees.................     8,293        6,318        4,197           31                51
Mortgage banking fees............     7,152       11,972       10,207          (40)               17
International fees...............     6,344        5,845        6,035            9                (3)
All other fees...................    17,000       16,159       15,159            5                 7
Student loan sales gains.........     4,543        1,762          997          158                77
Other noninterest income.........     4,188        4,018        3,783            4                 6
                                   --------     --------     --------
          Total noninterest
            income...............  $207,288     $198,524     $183,881            4                 8
                                   ========     ========     ========

OPERATING EXPENSES

     Operating expenses, excluding OREO and legal expenses related to loan workouts (TABLE D, page 20), were $447.3 million in 1994, compared with $429.2 million in 1993 and $410.9 million in 1992.

     Salaries and benefits increased 8% to $229.6 million in 1994, compared with $213.0 million in 1993, primarily as the result of normal salary increases, additional staffing requirements, and higher accruals for performance awards.

     Marketing and public relations increased due to higher promotional activity related to corporate and consumer lending, as well as community banking programs. Service bureau and other data processing expenses increased 5% to $17.4 million in 1994, compared with $16.5 million in 1993, as a result of updating processing systems. Professional services declined 21% in 1994 to $10.8 million from $13.7 million in 1993, primarily due to lower utilization of outside staffing services in the Company's mortgage banking operations. Courier expenses increased due primarily to an increase in armored carrier costs associated with additional remote ATMs and extended branch hours. Legal and consulting expenses reflect increased costs for consumer business projects as well as an increase in general legal costs in 1994 compared with 1993. The cost of administering, managing, and disposing of OREO properties and legal expenses related to such workouts was $9.8 million in 1994, compared with $17.5 million in 1993, reflecting the continued disposition of OREO and the resolution of workout credits.

                                    TABLE D
                               OPERATING EXPENSES

                                                                               % INCREASE (DECREASE)
                                                                          -------------------------------
                                     1994         1993         1992       1994 VS. 1993     1993 VS. 1992
                                   --------     --------     --------     -------------     -------------
                                         (DOLLARS IN THOUSANDS)
Salaries and benefits............  $229,572     $212,954     $199,604            8%                7%
Occupancy and equipment..........    86,570       87,116       88,950           (1)               (2)
Marketing and public relations...    22,726       21,341       17,033            6                25
FDIC insurance...................    21,708       21,949       19,289           (1)               14
Service bureau and other data
  processing.....................    17,443       16,538       15,602            5                 6
Printing and supplies............    12,767       12,997       12,557           (2)                4
Professional services............    10,807       13,744       12,482          (21)               10
Postage..........................     8,711        8,290        8,201            5                 1
Legal and consulting.............     8,516        6,609        9,763           29               (32)
Courier..........................     4,666        4,133        4,053           13                 2
Other............................    23,846       23,566       23,332            1                 1
                                   --------     --------     --------
Total operating expenses
  excluding OREO expenses........   447,332      429,237      410,866            4                 4
OREO and legal expenses related
  to workout.....................     9,838       17,468       18,450          (44)               (5)
                                   --------     --------     --------
Total operating expenses.........  $457,170     $446,705     $429,316            2                 4
                                   ========     ========     ========

PROVISIONS FOR LOAN LOSSES AND THE OREO RESERVE

     The provisions for loan losses and the OREO reserve (TABLE A, page 17) declined substantially in 1994 to $33.4 million, compared with $61.3 million in 1993 and $152.3 million in 1992, reflecting continued improvements in credit quality. The provision for loan losses was $24.0 million in 1994, compared with $36.5 million in 1993 and $106.8 million in 1992. The provision for the OREO reserve was $9.4 million in 1994, compared with $24.8 million in 1993 and $45.5 million in 1992. The OREO provision includes net gains on sales of properties of $6.3 million in 1994, $7.6 million in 1993, and $54 thousand in 1992.

INCOME TAXES

     The Company reported a provision for income taxes of $73.5 million in 1994, compared with $47.1 million in 1993. The effective tax rate in 1994 was 40.4%, compared with 41.0% in 1993.

     During 1993, the Internal Revenue Service (IRS) completed a review of the Company's tax returns for the years 1986 through 1990 and proposed certain adjustments that related to the timing of income and expense recognition for tax purposes. The Company resolved the majority of these adjustments during 1994 through the appeals process, and finalization of the settlement is expected during the second quarter of 1995. The tax and interest payments associated with the adjustments did not have a material effect on BayBanks' financial statements.

                              BALANCE SHEET REVIEW

TRENDS IN EARNING ASSETS

     Average earning assets increased to $9.4 billion in 1994, compared with $8.6 billion in 1993. The increase was, in part, the result of growth in average loan balances to $6.2 billion during 1994, as compared with $5.9 billion in 1993, and is the first overall increase since 1989. In addition, earning assets increased due to the expansion of the average securities portfolios from $2.7 billion to $3.2 billion.

LOAN PORTFOLIO

     In the loan portfolio of the Company, consumer loans represented 63% of the year-end loan portfolio, with $2.8 billion in various types of instalment loan balances and $1.3 billion in residential loan balances. Consumer lending activities are focused primarily on the Massachusetts market. Commercial and commercial real estate loans were 37% of the portfolio; the majority of these loans were to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed- and adjustable-rate residential mortgage loans. The majority of fixed-rate residential real estate loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and floating-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio. Student loans are originated and held in the loan portfolio while they are in a deferred payment status and are periodically sold when they are no longer in a deferred payment status.

     An analysis of the changes in major loan categories for 1994 and 1993 is presented in TABLE E (page 22). Although net business volume was $1.0 billion in 1994, compared with $1.2 billion in 1993, the components of net loan business volume were more balanced in 1994 between corporate and consumer product lines. Corporate loans, which include time and demand loans and commercial real estate, contributed 26% of the total net business volume, and residential mortgages and instalment loans each contributed 37% to total net business volume. Residential real estate loan volume in 1994 was principally the result of purchase money mortgages, primarily adjustable rate, as mortgage refinance activity continued to decline. The Company underwrote and sold $270 million of fixed-rate residential real estate loans during 1994, compared with $816 million in 1993. At December 31, 1994, loans held for resale were $5 million, compared with $139 million at December 31, 1993. Instalment loan net business volume was $389 million in 1994, compared with $441 million in 1993. The decrease is due to a decline in automobile lending from an all-time record year in 1993; the volume in 1994 was the second highest in BayBanks' history. Higher student loan and home equity volumes offset the automobile lending decline. Net business volume in the commercial real estate portfolio was $55 million during 1994, compared with negative $60 million during 1993. A significant portion of 1994's growth was the result of growth in the Company's lending to real estate investment trusts. Commercial loan volume was $216 million, primarily related to auto dealer financing, construction and contracting, and loans to major retailers in the Company's market area. The Company also had an increase in its international portfolio, which is focused primarily on Mexico and South America. At December 31, 1994, these international facilities, which are trade related and primarily with well-known and established foreign banks, totaled $160 million, compared with $88 million at the end of 1993. These loans are subject to the Company's normal review process.

                                    TABLE E
                         CHANGES IN THE LOAN PORTFOLIO
                          AT YEAR-END -- 1994 VS. 1993

                                                        ANALYSIS OF CHANGE IN LOAN CATEGORIES -- 1994
                                          INCREASE    --------------------------------------------------      1993
                                          (DECREASE)   GROSS     TRANSFERS                       NET          NET
                                          FROM YEAR   CHARGE-       TO         SALES AND       BUSINESS     BUSINESS
                                1994      END 1993      OFFS       OREO      SECURITIZATION     VOLUME       VOLUME
                             ----------   ---------   --------   ---------   --------------   ----------   ----------
                                                                  (IN THOUSANDS)
Commercial.................  $1,528,265   $203,297    $(10,113)  $  (2,984)     $        --   $  216,394   $  (52,903)
Commercial real estate.....     956,596     21,125     (22,179)    (11,764)              --       55,068      (59,780)
Residential mortgage.......   1,335,466*    92,869      (7,946)    (15,599)        (269,995)     386,409      840,710
Instalment loans
  Automobile and other.....   1,318,745    144,795      (6,997)         --               --      151,792      281,212
  Home equity..............     742,204     42,149      (1,785)       (351)              --       44,285        7,623
  Credit card..............     319,526    (6,268)     (11,994)         --               --        5,726        4,759
  Student loans............     311,471     34,548        (370)         --         (134,107)     169,025      134,992
  Reserve credit...........     136,247     12,835      (5,210)         --               --       18,045       12,066
                             ----------   ---------   --------   ---------   --------------   ----------   ----------
  Total instalment loans...   2,828,193    228,059     (26,356)       (351)        (134,107)     388,873      440,652
                             ----------   ---------   --------   ---------   --------------   ----------   ----------
Total loans................  $6,648,520   $545,350    $(66,594)  $ (30,698)     $  (404,102)  $1,046,744   $1,168,679
                             ==========   ==========  =========  =========     ============   ==========   ==========

- ---------------
* Includes residential mortgage loans held for sale of $5 million in 1994.

SECURITIES PORTFOLIOS

     The securities portfolio (TABLE F, page 23) was $2.9 billion at December 31, 1994, $3.0 billion at December 31, 1993, and $2.8 billion at December 31, 1992. The weighted average maturity of the securities portfolio was 1.6 years at December 31, 1994, compared with .8 years at December 31, 1993, and 1.0 years at December 31, 1992.

     Short-term investments were $166 million at December 31, 1994, compared with $803 million at December 31, 1993, and $1.1 billion at December 31, 1992. The decline reflects the reinvestment of proceeds from maturing short-term investments into the securities available for sale and investment securities portfolios.

     Securities available for sale, consisting principally of debt securities, are stated at market value in 1994 and at the lower of aggregate cost or market for previous periods. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. During 1994, the proceeds from the sales and maturities of securities available for sale were reinvested in the investment portfolio and loan portfolio.

     At December 31, 1994, securities available for sale had gross unrealized gains of $484 thousand and gross unrealized losses of $14 thousand.

     The investment securities portfolio, consisting principally of debt securities, is stated at amortized cost. This basis for valuation reflects management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.6 billion at December 31, 1994, $1.6 billion at December 31, 1993, and $156 million at December 31, 1992. At December 31, 1994, gross unrealized gains were $99 thousand, and gross unrealized losses were $75 million.

     The Company's investment securities portfolio contains U.S. Government securities, state and local government securities, asset-backed securities, mortgage-backed securities, and industrial revenue bonds. The total state and local government portfolio, which is primarily concentrated in Massachusetts, was $171 million at December 31, 1994, with the single largest issue being approximately $5 million. All securities were either rated investment grade or, in the case of unrated securities, were determined by management to be equivalent to investment grade.

     Trading account securities, consisting of debt securities, are recorded at market value, which was $27 million at December 31, 1994. Trading account gains were $2.1 million in 1994 and $2.3 million in 1993.

                                    TABLE F
                             SECURITIES PORTFOLIOS
                                 AT DECEMBER 31

                                                            1994           1993           1992
                                                         ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
Short-term investments.................................  $  166,286     $  803,068     $1,091,985
                                                         ----------     ----------     ----------
Securities available for sale
  U.S. Treasury........................................          --        322,707      1,433,945
  U.S. Agency mortgage-backed securities...............          --         30,832         88,932
  State and local government securities................       8,564         18,964             --
  Corporate and other..................................     212,038        256,500             --
                                                         ----------     ----------     ----------
                                                            220,602        629,003      1,522,877
                                                         ----------     ----------     ----------
Investment securities
  U.S. Government securities...........................   2,083,519      1,203,315             --
  Asset-backed securities..............................     200,386        204,798             --
  State and local government securities................     171,436        128,997         37,869
  Industrial revenue bonds.............................      49,548         59,958         75,938
  U.S. Agency mortgage-backed securities...............      49,503             --             --
  Corporate and other..................................       1,857          1,992         42,685
                                                         ----------     ----------     ----------
                                                          2,556,249      1,599,060        156,492
                                                         ----------     ----------     ----------
Total..................................................  $2,943,137     $3,031,131     $2,771,354
                                                          =========      =========      =========
Weighted average maturity of securities available for
  sale and investment securities in years*.............         1.7            1.1            1.5
Weighted average maturity of total securities in
  years*...............................................         1.6            0.8            1.0

- ---------------
* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities.

DEPOSITS AND OTHER SOURCES OF FUNDS

     The Company's extensive product lines, important Customer Sales and Service Center, and banking network of 205 full-service offices and 366 automated banking facilities generate significant core deposits, which accounted for 99% of total average deposits during 1994 and 1993.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts (MMDAs), and consumer time certificates. Average core deposits were $8.5 billion in 1994, compared with $8.6 billion in 1993. However, average transaction accounts increased to $4.9 billion in 1994, compared with $4.6 billion in 1993, reflecting certain customers' preferences to maintain significant balances in lower-yielding transaction accounts, thus having a positive impact on the Company's net interest margin. Money market deposit accounts and consumer certificates of deposit declined to $3.7 billion in 1994, compared with $4.0 billion in 1993. Average MMDAs declined to $2.7 billion in 1994 from $2.9 billion in 1993, and average consumer time deposits declined to $1.0 billion in 1994 from $1.1 billion in 1993. However, during the second half of 1994, customers began to move towards certificates of deposit as interest rates continued to rise, and as of December 31, 1994, consumer time deposits were $1.1 billion, compared with $1.0 billion at December 31, 1993. Average corporate certificates of deposit in excess of $100 thousand (CDs), which represent a small portion of the Company's total funding, were $91 million in 1994, compared with $33 million in 1993.

     Average purchased funds were $839 million in 1994, compared with $151 million in 1993, as the average loans and securities portfolios increased, as discussed in the TRENDS IN EARNING ASSETS section on page 20.

INTEREST RATE RISK MANAGEMENT AND LIQUIDITY

     BayBanks' Capital Markets Committee monitors and manages the Company's overall balance sheet interest sensitivity position, the securities portfolios, funding, and liquidity. Interest sensitivity, as measured by the Company's gap position, is affected by the level and direction of interest rates and current liquidity preferences of its customers. These factors, as well as projected balance sheet growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the national and regional economic environment, are considered in the asset and liability management decision process.

     The Company's interest sensitivity gap position, as shown in TABLE G, is first presented based on contractual maturities and repricing opportunities; however, in a period of rising or falling interest rates, this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, in 1994 the costs of certain interest-bearing core deposit categories lagged changes in market interest rates, although the Company contractually can change the interest rates on these deposits at any time. A management adjustment provides for the expected repricing lags and for the notion that interest rate changes in many of these core deposit categories, particularly certain transaction accounts, are not as sensitive to changes in market interest rates.

     At December 31, 1994, the Company's adjusted gap for the total within-180-day period had moved from a positive $116 million at December 31, 1993, to a positive $76 million. The total within-one-year gap moved from a positive $132 million at December 31, 1993, to a positive $648 million at December 31, 1994. The increase in the positive adjusted gap position reflects the fact that experience in 1994 suggests certain core deposit categories are not repricing as quickly as general market rates.

     In addition to the gap analysis presented in the table, the Company also uses a simulation model that incorporates varying interest rate scenarios, including the effect of rapid changes (both increases and decreases up to 200 basis points) in interest rates on its net interest income and net interest margin. The Company's policy is to minimize volatility in its net interest income and net interest margin.

                                    TABLE G
                       INTEREST RATE SENSITIVITY POSITION
                              AT DECEMBER 31, 1994

                                         0-30        31-90      91-180   TOTAL WITHIN   181-365   TOTAL WITHIN
                                         DAYS        DAYS        DAYS      180 DAYS      DAYS       ONE YEAR
                                        -------     -------     ------   ------------   -------   ------------
                                                                    (IN MILLIONS)
Total assets..........................  $ 3,619     $   745     $ 705      $  5,069     $1,177      $  6,246
Total liabilities.....................    7,000         201       201         7,402        270         7,672
                                        -------     -------     ------   ------------   -------   ------------
Net contractual gap position..........   (3,381)        544       504        (2,333)       907        (1,426)
Net interest rate swaps...............       --           5        --             5         --             5
                                        -------     -------     ------   ------------   -------   ------------
Net gap position including interest
  rate swaps at December 31, 1994.....  $(3,381)    $   549     $ 504      $ (2,328)    $  907      $ (1,421)
Management adjustment.................    4,465      (1,824)     (237 )       2,404       (335 )       2,069
                                        -------     -------     ------   ------------   -------   ------------
Management-adjusted gap at December
  31, 1994............................  $ 1,084     $(1,275)    $ 267      $     76     $  572      $    648
                                        ========    ========    =======  =============  ========  =============
Management-adjusted gap at December
  31, 1993............................  $ 2,625     $(2,325)    $(184 )    $    116     $   16      $    132
                                        ========    ========    =======  =============  ========  =============

     Liquidity, for commercial banking activities, is the ability to respond to maturing obligations, deposit withdrawals, and loan demand. The liquidity positions of the Company's bank subsidiaries are closely monitored by the Company's Capital Markets Committee. BayBanks' distribution network provides a stable base of in-market core deposits and limits the need to raise funds from the national market.

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $1.6 billion, or 16% of total deposits and borrowings, at December 31, 1994, compared with $2.2 billion, or 24% of total deposits and borrowings, at December 31, 1993. The decreased liquidity position, although still strong at December 31, 1994, resulted from the expansion of the loan portfolio. The Company also has additional liquidity flexibility due to the relatively short average maturity (1.6 years) of its securities portfolios (page
23).

     The statement of cash flows provides additional information on liquidity. The statement presents the results of the Company's operating, investing, and financing activities. Operating activities include $107.4 million in net income for 1994, before adjustment of noncash items. Investing activities consist primarily of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities consist primarily of the net activity in the Company's various deposit accounts and short-term borrowings, as well as dividends paid.

     Cash and cash equivalents were $633 million at December 31, 1993. During 1994, net cash used in investing activities totaled $772 million, net cash provided by operating activities was $437 million, and net cash provided by financing activities was $531 million. Cash and cash equivalents were $829 million at December 31, 1994.

     The parent company's sources of liquidity are dividend and interest income received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate and dividends paid to stockholders. During 1994 the parent company did not contribute any capital to its subsidiaries. Dividends received from bank subsidiaries were $25 million and dividends from nonbank subsidiaries were $10 million. During 1994, the parent company paid $30 million in dividends to its stockholders. At December 31, 1994, the parent company had $82 million in cash, short-term investments, and other securities.

                             CREDIT QUALITY REVIEW

OVERVIEW

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign their loans a grade, or risk rating, and, if necessary, a specific loan loss reserve. An independent Loan Review Department periodically reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the OREO reserve, and the related provisions reflect this analysis.

     Nonperforming assets (which exclude restructured, accruing loans and accruing loans 90 days or more past due) include nonperforming loans and OREO and were $122 million at December 31, 1994, a 45% decrease from $224 million at December 31, 1993, continuing the favorable trend that began in 1991.

     The decline in nonperforming assets is shown in TABLE H (page 26). This result was achieved by successful workout activities that included property sales, payments on nonperforming loans, and loans that qualified for, and were returned to, accrual status. Favorable resolutions were $140 million in 1994, or 63% of nonperforming assets at the beginning of the period. Additions to nonperforming assets were $74 million in 1994, a decrease of 30% compared with $106 million in 1993. As of December 31, 1994, the Company had OREO property sales pending of $6.8 million.

                                    TABLE H
                            CHANGES IN ASSET QUALITY

                                                               SIX MONTHS ENDED                        SIX MONTHS ENDED
                                                             ---------------------                   ---------------------
                                                 1994        12/31/94     6/30/94        1993        12/31/93     6/30/93
                                               ---------     --------     --------     ---------     --------     --------
                                                                             (IN THOUSANDS)
Nonperforming assets*........................  $ 122,026     $122,026     $172,921     $ 223,680     $223,680     $308,374
                                               =========     ========     ========     =========     ========     ========
Nonperforming asset activity:
  Additions..................................  $  73,889     $ 29,787     $ 44,102     $ 106,205     $ 41,786     $ 64,419
                                               ---------     --------     --------     ---------     --------     --------
  Payments...................................    (36,174)     (17,225)     (18,949)      (66,934)     (25,347)     (41,587)
  Return to accrual..........................    (33,429)     (19,088)     (14,341)      (24,004)     (17,566)      (6,438)
  OREO sales.................................    (70,304)     (29,302)     (41,002)      (90,066)     (48,165)     (41,901)
                                               ---------     --------     --------     ---------     --------     --------
  Total improvements.........................   (139,907)     (65,615)     (74,292)     (181,004)     (91,078)     (89,926)
                                               ---------     --------     --------     ---------     --------     --------
  Net outflow................................    (66,018)     (35,828)     (30,190)      (74,799)     (49,292)     (25,507)
                                               ---------     --------     --------     ---------     --------     --------
Charge-offs..................................    (40,441)     (16,289)     (24,152)      (55,744)     (28,101)     (27,643)
Change in OREO reserve.......................      4,805        1,222        3,583       (21,943)      (7,301)     (14,642)
                                               ---------     --------     --------     ---------     --------     --------
Total decrease in nonperforming assets.......  $(101,654)    $(50,895)    $(50,759)    $(152,486)    $(84,694)    $(67,792)
                                               =========     ========     ========     =========     ========     ========

- ---------------
* Nonperforming assets include nonperforming loans and OREO and exclude restructured, accruing loans and accruing loans 90 days or more past due.

NONPERFORMING LOANS

     Total nonperforming loans (TABLE I) declined 50% to $55 million at December 31, 1994, compared with $110 million at December 31, 1993. Nonperforming commercial loans decreased 63% to $17 million at December 31, 1994, compared with $48 million at December 31, 1993; commercial real estate nonperforming loans declined 46% during the same period to $27 million at December 31, 1994, compared with $49 million at December 31, 1993. The nonperforming loans in the consumer portfolio, which includes residential mortgages and instalment loans, decreased 21% to $11 million at December 31, 1994, from $13 million at December 31, 1993.

                                    TABLE I
                              NONPERFORMING LOANS
                                 AT DECEMBER 31

                                              1994                 1993                 1992
                                         ---------------     ----------------     ----------------
                                                          (DOLLARS IN THOUSANDS)
Commercial.............................  $ 17,480     32%    $  47,751     43%    $  82,110     46%
Commercial real estate.................    26,638     49        49,014     45        79,144     44
Residential mortgage...................     8,971     16        11,473     10        14,889      8
Instalment.............................     1,538      3         1,763      2         4,437      2
                                         --------    ---     ---------    ---     ---------    ---
          Total nonperforming loans....  $ 54,627    100%    $ 110,001    100%    $ 180,580    100%
                                          =======    ===      ========    ===      ========    ===

OTHER REAL ESTATE OWNED (OREO)

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. The Company is involved in managing in-substance foreclosures, taking operating control to stabilize values while the properties are being prepared for sale, or working closely with borrowers to obtain new equity. OREO (net of reserve) declined 41% to $67 million at December 31, 1994, from $114 million at December 31, 1993, primarily as the result of property sales.

IMPAIRED LOANS

     On January 1, 1995, $33 million of assets with $9 million of reserves classified as in-substance foreclosures at December 31, 1994 (TABLE J), were reclassified to the loan portfolio and allowance for loan loss accounts, pursuant to the adoption of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," (further discussed under Impending Accounting Changes, page 29). The Company's procedures for managing these assets, as described above, will remain the same.

                                    TABLE J
                    CREDIT QUALITY -- PRO FORMA PRESENTATION

                                                                                        PRO
                                                                                       FORMA
                                                                     12/31/94         12/31/94
                                                                     --------         --------
                                                                      (DOLLARS IN THOUSANDS)
Nonperforming loans -- Corporate...................................  $ 44,118         $     --
Nonperforming loans -- Consumer....................................    10,509           17,828
Impaired loans.....................................................        --           69,972
                                                                     --------         --------
                                                                       54,627           87,800
Other real estate owned:
  In-substance foreclosures........................................    44,610           11,437
  Foreclosed property..............................................    47,760           47,760
                                                                     --------         --------
                                                                       92,370           59,197
  Less OREO reserve................................................    24,971           16,302
                                                                     --------         --------
  OREO, net of reserve.............................................    67,399           42,895
                                                                     --------         --------
Total nonperforming assets.........................................  $122,026         $130,695
                                                                     ========         ========
Allowance for loan losses..........................................  $146,835         $155,504
                                                                     ========         ========
Allowance for loan losses as a percentage of
  nonperforming loans/impaired loans...............................     268.8%           177.1%
Allowance for loan losses and OREO reserve as a percentage
  of nonperforming assets..........................................     116.9%           116.9%

RESTRUCTURED, ACCRUING LOANS

     The Company restructures credits with borrowers experiencing a period of financial difficulty if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms. Restructured, accruing loans were $14 million at December 31, 1994, compared with $18 million at December 31, 1993, and $12 million at December 31, 1992.

ACCRUING LOANS 90 DAYS OR MORE PAST DUE

     Accruing loans 90 days or more past due, presented in TABLE K (page 28), declined 30% to $36 million at December 31, 1994, compared with $52 million at December 31, 1993. Of the $36 million in accruing loans 90 days or more past due at December 31, 1994, residential real estate and instalment loans together represented 86% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $10 million in residential real estate loans, $9 million were in owner-occupied properties.

                                    TABLE K
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT DECEMBER 31

                                                          1994              1993              1992
                                                 -------------     -------------     -------------
                                                                            (DOLLARS IN THOUSANDS)
Commercial.....................................  $   348     1%    $ 3,558     7%    $11,480    12%
Commercial real estate.........................    4,626    13       5,093    10      24,824    27
Residential mortgage...........................   10,104    28      20,698    40      28,914    32
Instalment.....................................   21,115    58      22,400    43      26,677    29
                                                 -------   ---     -------   ---     -------   ---
          Total................................  $36,193   100%    $51,749   100%    $91,895   100%
                                                 =======   ===     =======   ===     =======   ===

ALLOWANCE FOR LOAN LOSSES

     Since older problem assets are being resolved and the rate of emerging problem assets continued to decline, the allowance for loan losses was not replenished to the full extent of charge-offs. While the overall allowance for loan losses declined, its coverage of nonperforming loans increased to 269% at December 31, 1994, from 156% at December 31, 1993.

     The allowance for loan losses (TABLE L) consists of both allocated and unallocated portions. The allocated portion represents amounts within the total allowance assigned to specifically identified problem loans. The unallocated portion is the amount set aside to cover the risk of loss that is not specifically identified as to any individual loan, but that is inherent in any loan portfolio. The unallocated allowance is calculated by migrating each loan category by that category's recent loan loss experience. The process involves analysis of loan grade loss histories and trends for each type of loan. Economic factors and trends are also considered when determining the total unallocated portion of the allowance. Statistical modeling is the primary methodology for determining the amount of the allowance apportioned to the consumer portfolios (residential and instalment loans). However, the apportioned amount is considered unallocated in nature.

                                    TABLE L
                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                              AT DECEMBER 31, 1994

                                                              SPECIFIC
                       LOAN CATEGORY                         ALLOCATIONS     UNALLOCATED   TOTAL
                                                             -----------     --------     --------
                                                                    (DOLLARS IN THOUSANDS)
Commercial.................................................    $ 6,223       $ 38,841     $ 45,064
Commercial real estate.....................................      5,229         52,247       57,476
                                                             -----------     --------     --------
          Total corporate..................................     11,452         91,088      102,540
Residential mortgage.......................................         --         14,348       14,348
Instalment.................................................         --         29,947       29,947
                                                             -----------     --------     --------
          Total allowance..................................    $11,452       $135,383     $146,835
                                                              ========       ========     ========
          Percentage of total allowance....................          8%            92%         100%
                                                              ========       ========     ========

                             CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.06% for total capital and 11.51% for core capital at December 31, 1994, compared with 12.40% and 10.68% at December 31, 1993. The leverage ratio was 7.35% at December 31, 1994, and 7.26% at December 31, 1993. These ratios exceed regulatory capital guidelines.

     On January 26, 1995, BayBanks declared a quarterly dividend of $.50 per share payable March 1, 1995. Total dividends declared for 1994 were $1.60, a 78% increase over the 1993 dividends declared of $.90. The closing price of BayBanks' stock on December 31, 1994, was $52.75, compared with $50.75 at December 31, 1993, an increase of 3.9%.

                          IMPENDING ACCOUNTING CHANGES

     In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," issued in October 1994. The pro forma effects of adoption of SFAS No. 114 are presented in TABLE J (page 27). These statements are effective for fiscal years beginning after December 15, 1994, and will require changes in the disclosure of nonperforming assets. Loans currently reported as nonperforming and in-substance foreclosures will be reported as impaired loans in a financial statement footnote. Restructured loans, reported as restructured accruing loans prior to the adoption of SFAS No. 114, will not be regarded as impaired loans when the statement is adopted if they are performing under the restructured terms. Restructured, accruing loans entered into after the adoption of SFAS No. 114 will be accounted for as impaired loans until the year subsequent to restructure, provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms.

     The amount of impairment will be determined by the difference between the present value of the expected cash flows related to the loan, using the contractual interest rate and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the appraised value of the collateral and the recorded amount of the loan. Any additional impairment will be recorded as an adjustment to the existing allowance for loan losses account. Effective January 1, 1995, the Company adopted these statements and reclassified $33 million of in-substance foreclosures and related reserves of $9 million to loans and the allowance for loan losses, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                  PAGE
                                                                                 ------
    Independent Auditors' Report...............................................      30
    Consolidated Balance Sheet -- December 31, 1994 and 1993...................      31
    Consolidated Statement of Income -- Years Ended December 31, 1994, 1993,
      and 1992.................................................................      32
    Consolidated Statement of Changes in Stockholders' Equity -- Years Ended
      December 31, 1994, 1993, and 1992........................................      33
    Consolidated Statement of Cash Flows -- Years Ended December 31, 1994,
      1993, and 1992...........................................................      34
    Notes to Financial Statements..............................................   35-58

                          INDEPENDENT AUDITORS' REPORT

KPMG Peat Marwick LLP
Certified Public Accountants
One Boston Place
Boston, MA 02108

To the Board of Directors and Stockholders of BayBanks, Inc.:

     We have audited the accompanying consolidated balance sheets of BayBanks, Inc., and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayBanks, Inc., and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/  KPMG Peat Marwick LLP

January 24, 1995

                                 BAYBANKS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                           DECEMBER 31
                                                                  -----------------------------
                                                                     1994              1993
                                                                  -----------       -----------
                                                                   (IN THOUSANDS, EXCEPT SHARE
                                                                            AMOUNTS)
ASSETS
Cash and due from banks (Note 3)................................  $   829,170       $   632,985
Trading accounts (Note 2).......................................       27,416            14,595
Securities portfolios
  Interest-bearing deposits and other short-term investments
     (Note 2)...................................................      166,286           803,068
  Securities available for sale -- amortized cost $220,132 in
     1994 and market value $633,446 in 1993 (Notes 2 and 4).....      220,602           629,003
  Investment securities -- market value $2,481,584 in 1994 and
     $1,605,091 in 1993 (Notes 2 and 4).........................    2,556,249         1,599,060
                                                                  -----------       -----------
                                                                    2,943,137         3,031,131
Loans -- net of unearned income and fees (Notes 2 and 5)
  Commercial....................................................    1,528,265         1,324,968
  Commercial real estate........................................      956,596           935,471
  Residential mortgage..........................................    1,335,466         1,242,597
  Instalment....................................................    2,828,193         2,600,134
                                                                  -----------       -----------
                                                                    6,648,520         6,103,170
  Less allowance for loan losses (Notes 2 and 6)................      146,835           171,496
                                                                  -----------       -----------
                                                                    6,501,685         5,931,674
Premises and equipment, net (Note 7)............................      195,430           192,554
Other real estate owned and in-substance foreclosures, net
  (Notes 2 and 6)...............................................       67,399           113,679
Other assets....................................................      206,710           193,966
                                                                  -----------       -----------
          Total assets..........................................  $10,770,947       $10,110,584
                                                                   ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand........................................................  $ 2,214,761       $ 2,077,206
  NOW accounts..................................................    1,491,694         1,481,859
  Savings.......................................................    1,462,459         1,459,134
  Money market deposit accounts.................................    2,560,425         2,731,720
  Consumer time.................................................    1,095,357           993,945
  Time -- $100,000 or more......................................      175,663            34,957
                                                                  -----------       -----------
                                                                    9,000,359         8,778,821
Federal funds purchased and other short-term borrowings (Note
  8)............................................................      849,517           507,820
Accrued expenses and other accounts payable.....................       71,854            53,952
Long-term debt (Note 9).........................................       51,154            54,488
Guarantee of ESOP indebtedness (Note 11)........................        9,451            12,241
Stockholders' equity (Notes 1 and 10):
  Common stock: par value $2.00 per share
     Shares authorized -- 50,000,000
     Shares issued -- 18,999,354 in 1994 and 18,742,934 in
     1993.......................................................       37,999            37,486
  Surplus.......................................................      314,924           310,355
  Retained earnings.............................................      445,167           367,662
                                                                  -----------       -----------
                                                                      798,090           715,503
  Less treasury stock at cost -- 1,431 shares in 1994...........           27                --
  Less guarantee of ESOP indebtedness (Note 11).................        9,451            12,241
                                                                  -----------       -----------
          Total stockholders' equity............................      788,612           703,262
                                                                  -----------       -----------
          Total liabilities and stockholders' equity............  $10,770,947       $10,110,584
                                                                   ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 BAYBANKS, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                      -------------------------------------------
                                                         1994            1993            1992
                                                      -----------     -----------     -----------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Income on interest-bearing deposits and other
  short-term investments............................  $     8,467     $    19,002     $    22,416
Interest on securities portfolios
  Taxable...........................................      125,096          82,343          86,304
  Tax-exempt........................................       14,734           8,468           7,163
Interest and fees on loans..........................      509,503         480,658         540,638
                                                      -----------     -----------     -----------
Total income on earning assets......................      657,800         590,471         656,521
Interest expense on deposits and borrowings
  Deposits..........................................      152,567         160,441         233,235
  Short-term borrowings (Note 8)....................       37,739           4,098           4,285
  Long-term debt (Note 9)...........................        2,552           2,109           2,489
                                                      -----------     -----------     -----------
Total interest expense..............................      192,858         166,648         240,009
                                                      -----------     -----------     -----------
Net interest income.................................      464,942         423,823         416,512
Provision for loan losses (Note 6)..................       24,000          36,500         106,836
                                                      -----------     -----------     -----------
Net interest income after provision for loan
  losses............................................      440,942         387,323         309,676
Noninterest income
  Service charges and fees on deposit accounts......      109,918         105,211          96,671
  Other noninterest income (Note 12)................       97,370          93,313          87,210
                                                      -----------     -----------     -----------
Total noninterest income............................      207,288         198,524         183,881
Net securities gains (Notes 2 and 4)................          203             411          76,929
Operating expenses
  Salaries and benefits (Notes 10 and 11)...........      229,572         212,954         199,604
  Occupancy and equipment (Note 7)..................       86,570          87,116          88,950
  Other operating expenses (Note 13)................      141,028         146,635         140,762
                                                      -----------     -----------     -----------
Total operating expenses............................      457,170         446,705         429,316
Provision for OREO reserve, net (Notes 2 and 6).....        9,372          24,830          45,482
                                                      -----------     -----------     -----------
Total operating expenses after OREO provision.......      466,542         471,535         474,798
                                                      -----------     -----------     -----------
Income before taxes and cumulative effect of
  accounting change.................................      181,891         114,723          95,688
Provision for income taxes (Notes 2 and 14).........       73,522          47,072          36,451
                                                      -----------     -----------     -----------
Income before cumulative effect of accounting
  change............................................      108,369          67,651          59,237
Less cumulative effect of accounting change (net of
  tax benefit of $683) (Note 11)....................          932              --              --
                                                      -----------     -----------     -----------
Net Income..........................................  $   107,437     $    67,651     $    59,237
                                                       ==========      ==========      ==========
Earnings Per Share (Note 2)
  Income before accounting change...................  $      5.65     $      3.57     $      3.57
  Less cumulative effect of accounting change.......         0.05              --              --
                                                      -----------     -----------     -----------
  Net income........................................  $      5.60     $      3.57     $      3.57
                                                       ==========      ==========      ==========
Average shares outstanding..........................   19,173,524      18,953,397      16,575,768

  The accompanying notes are an integral part of these consolidated financial statements.

                                 BAYBANKS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                           COMMON               RETAINED    TREASURY   ESOP LOAN
                                            STOCK    SURPLUS    EARNINGS     STOCK     GUARANTEE    TOTAL
                                           -------   --------   ---------   --------   ---------   --------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AS OF DECEMBER 31, 1991..........  $32,054   $228,137   $257,575    $  (319 )  $(16,147 )  $501,300
  Net income -- 1992.....................                         59,237                             59,237
  Proceeds from common stock offering,
    net of issuance costs of $3,494
    (2,300,000 shares)...................   4,600      74,706                                        79,306
  Payment on ESOP note...................                                                 1,674       1,674
  Exercise of stock options (20,336
    shares)..............................       8        (170)                  520                     358
  Stock issued (3,360 shares) in payment
    of fees..............................       7          94                                           101
  Stock issued (173,700 shares) in
    connection with restricted stock
    plan.................................     347        (347)                                           --
  Treasury shares acquired (8,500
    shares)..............................                 138                  (227 )                   (89)
  Other, principally employee benefit
    plans (Note 10)......................               2,332                                         2,332
                                           -------   --------   ---------   --------   ---------   --------
BALANCE AS OF DECEMBER 31, 1992..........  37,016     304,890    316,812        (26 )   (14,473 )   644,219
  Net income -- 1993.....................                         67,651                             67,651
  Cash dividends declared ($0.90 per
    share)...............................                        (16,801 )                          (16,801)
  Payment on ESOP note...................                                                 2,232       2,232
  Exercise of stock options (157,414
    shares)..............................     269       2,706                   940                   3,915
  Stock issued (98,471 shares) in
    conversion of debentures.............     197       1,156                                         1,353
  Stock issued (2,156 shares) in payment
    of fees..............................       4         101                                           105
  Treasury shares acquired (22,109
    shares)..............................                 138                  (914 )                  (776)
  Other, principally employee benefit
    plans (Note 10)......................               1,364                                         1,364
                                           -------   --------   ---------   --------   ---------   --------
BALANCE AS OF DECEMBER 31, 1993..........  37,486     310,355    367,662         --     (12,241 )   703,262
  Net income -- 1994.....................                        107,437                            107,437
  Cash dividends declared ($1.60 per
    share)...............................                        (30,208 )                          (30,208)
  Payment on ESOP note...................                                                 2,790       2,790
  Net change in valuation reserve related
    to securities available for sale
    portfolio, net of deferred income
    taxes (Note 2).......................                            276                                276
  Exercise of stock options (171,303
    shares)..............................     279       2,663                 1,700                   4,642
  Stock issued (2,980 shares) in
    conversion of debentures.............       6          35                                            41
  Stock issued (2,088 shares) in payment
    of fees..............................       4         109                                           113
  Stock issued (112,000 shares) in
    connection with restricted stock
    plan.................................     224        (224)                                           --
  Treasury shares acquired (33,382
    shares)..............................                  48                (1,727 )                (1,679)
  Other, principally employee benefit
    plans (Note 10)......................               1,938                                         1,938
                                           -------   --------   ---------   --------   ---------   --------
BALANCE AS OF DECEMBER 31, 1994..........  $37,999   $314,924   $445,167    $   (27 )  $ (9,451 )  $788,612
                                           ========= =========  =========   =========  ============ =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 BAYBANKS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31
                                                                               ----------------------------------------
                                                                                  1994           1993           1992
                                                                               ----------     ----------     ----------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income.................................................................  $  107,437     $   67,651     $   59,237
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proceeds from sales and maturities of trading account assets.............   2,493,752      1,832,047        659,000
    Purchases of trading account assets......................................  (2,530,409)    (1,803,249)      (694,000)
    Amortization of security premium.........................................      22,084         10,842         18,073
    Net securities gains.....................................................        (203)          (411)       (76,929)
    Fixed-rate mortgages sold................................................     269,995        815,722        779,000
    Fixed-rate mortgages originated for sale, net of principal payments......    (123,289)      (775,749)      (904,318)
    Student loans transferred from portfolio and sold........................     134,107         67,363         53,827
    Provision for loan losses................................................      24,000         36,500        106,836
    Depreciation and amortization of premises
      and equipment..........................................................      24,365         24,218         24,246
    Gain on sales of premises and equipment..................................        (934)            --            (66)
    Provision for OREO reserve, net..........................................       9,372         24,830         45,482
    Deferred income taxes....................................................       9,216          2,675         (1,839)
    Change in other assets...................................................      (1,281)       (26,539)        14,379
    Change in interest receivable............................................     (22,997)          (107)         6,871
    Change in accrued expenses and other accounts payable....................      17,467          6,163          9,263
    Change in interest payable...............................................       4,483         (3,320)       (10,072)
                                                                               ----------     ----------     ----------
        Net cash provided by operating activities............................     437,165        278,636         88,990
                                                                               ----------     ----------     ----------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale.......................     313,796        449,217      1,191,607
  Proceeds from maturities of securities available for sale..................     360,199        605,245             --
  Purchases of securities available for sale.................................    (246,555)      (651,384)      (512,095)
  Proceeds from sales of investment securities...............................          --             --      1,262,000
  Proceeds from maturities of investment securities..........................   1,006,045        184,280         75,067
  Purchases of investment securities.........................................  (1,979,848)    (1,115,180)    (2,191,074)
  Net cash provided (used) by:
    Short-term investments...................................................     636,782        288,917       (512,073)
    Loans(1)(2)(3)...........................................................    (897,746)      (348,318)       247,760
    Customer acceptances.....................................................       2,291          7,311           (528)
  Proceeds from sales of premises and equipment..............................       1,703            125            467
  Purchases of premises and equipment........................................     (28,010)       (18,467)       (26,418)
  Proceeds from sales and payments related to OREO(2)........................      59,830         75,184         54,808
  Deposits assumed from a thrift institution(4)..............................          --             --        254,372
                                                                               ----------     ----------     ----------
        Net cash used by investing activities................................    (771,513)      (523,070)      (156,107)
                                                                               ----------     ----------     ----------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts...............................     150,715        276,644        648,095
    Money market deposits....................................................    (171,295)      (235,571)      (186,194)
    Consumer time deposits...................................................     101,412       (240,802)      (415,086)
    Time -- $100,000 or more.................................................     140,706         (3,998)       (65,964)
    Short-term borrowings....................................................     341,697        367,851         17,140
    Customer acceptances.....................................................      (2,291)        (7,311)           528
    Long-term debt...........................................................      (3,293)           653            (81)
  Net proceeds from common stock offering....................................          --             --         79,306
  Dividends paid.............................................................     (30,208)       (16,801)            --
  Other equity transactions..................................................       3,090          3,028            285
                                                                               ----------     ----------     ----------
        Net cash provided by financing activities............................     530,533        143,693         78,029
                                                                               ----------     ----------     ----------
  Net change in cash and cash equivalents....................................     196,185       (100,741)        10,912
  Cash and cash equivalents at beginning of year(5)..........................     632,985        733,726        722,814
                                                                               ----------     ----------     ----------
  Cash and cash equivalents at end of year(5)................................  $  829,170     $  632,985     $  733,726
                                                                                =========      =========      =========
  Supplemental disclosure of cash flow information
    Interest paid............................................................  $  188,375     $  169,968     $  250,081
    Taxes paid...............................................................      64,463         58,026         20,551

- ---------------
(1) Excludes transfers of loans to the other real estate owned category of $30.7 million, $40.5 million, and $89.7 million in 1994, 1993, and 1992, respectively.

(2) Excludes loan originations in conjunction with OREO sales of $7.8 million, $22.4 million, and $23.8 million in 1994, 1993, and 1992, respectively.

(3) Excludes transfers of securitized residential mortgage loans to the investment securities portfolio of $50.0 million in 1992.

(4) Deposits assumed from a failed thrift institution are net of cash paid, which was an immaterial amount. The Company did not assume any material assets or liabilities in conjunction with this transaction.

(5) Cash and cash equivalents consist of cash on hand and due from banks.

       The accompanying notes are an integral part of these consolidated financial statements.


                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. CONDENSED FINANCIAL INFORMATION OF THE PARENT

The condensed balance sheet is presented for 1994 and 1993, and a statement of income and statement of cash flows are presented for the years 1992 through 1994, for BayBanks, Inc. (the parent company).

                                 BALANCE SHEET

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1994         1993
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            SHARE AMOUNTS)
ASSETS
Cash and short-term investments........................................  $ 15,472     $ 15,865
Securities available for sale -- amortized cost $2 in 1994 and
  market value $30,000 in 1993.........................................         6       30,000
Investment securities -- market value $66,842 in 1994 and $22,790 in
  1993.................................................................    66,882       22,758
Investment in capital stock of subsidiaries
  Bank subsidiaries....................................................   675,451      605,488
  Nonbank subsidiaries.................................................    38,490       37,356
                                                                         --------     --------
                                                                          713,941      642,844
Notes and advances due from subsidiaries...............................    52,600       52,600
Other assets...........................................................     1,311        2,305
                                                                         --------     --------
          Total assets.................................................  $850,212     $766,372
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other accounts payable............................  $  2,149     $    818
Long-term debt.........................................................    50,000       50,051
Guarantee of ESOP indebtedness.........................................     9,451       12,241
Stockholders' equity...................................................   798,090      715,503
  Less treasury stock at cost -- 1,431 shares in 1994..................        27           --
  Less guarantee of ESOP indebtedness..................................     9,451       12,241
                                                                         --------     --------
          Total stockholders' equity...................................   788,612      703,262
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $850,212     $766,372
                                                                         ========     ========

                              STATEMENT OF INCOME

                                                                    YEAR ENDED DECEMBER 31
                                                               --------------------------------
                                                                 1994        1993        1992
                                                               --------     -------     -------
                                                                        (IN THOUSANDS)
Income:
  Dividends from subsidiaries
     Bank subsidiaries.......................................  $ 25,440     $10,000     $    --
     Nonbank subsidiaries....................................    10,000       6,500       1,400
                                                               --------     -------     -------
                                                                 35,440      16,500       1,400
  Interest from subsidiaries.................................     2,297       1,775       2,137
  Interest on short-term investments.........................       504         443         551
  Interest and dividends on securities portfolios............     2,162       1,271          91
  Other income...............................................       631         547         418
                                                               --------     -------     -------
          Total income.......................................    41,034      20,536       4,597
                                                               --------     -------     -------
Expenses:
  Interest on debentures and notes payable...................     2,251       1,743       2,166
  General and administrative.................................     2,344         700         791
                                                               --------     -------     -------
          Total expenses.....................................     4,595       2,443       2,957
                                                               --------     -------     -------
Income before income taxes and equity in undistributed
  income of subsidiaries.....................................    36,439      18,093       1,640
Income tax expense...........................................        77         358         145
                                                               --------     -------     -------
Income before equity in undistributed income of
  subsidiaries...............................................    36,362      17,735       1,495
Equity in subsidiaries' undistributed income.................    71,075      49,916      57,742
                                                               --------     -------     -------
Net income...................................................  $107,437     $67,651     $59,237
                                                               ========     =======     =======

                            STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                             1994          1993          1992
                                                           ---------     ---------     --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Dividends from subsidiaries
     Bank subsidiaries...................................  $  25,440     $  10,000     $     --
     Nonbank subsidiaries................................     10,000         6,500        1,400
                                                           ---------     ---------     --------
                                                              35,440        16,500        1,400
  Interest received......................................      3,715         3,323        2,700
  Other income...........................................        631           547          416
  Interest paid..........................................     (2,218)       (1,779)      (2,193)
  Operating expenditures.................................     (1,945)         (814)        (474)
  Income taxes (paid) received...........................      1,965          (463)        (135)
                                                           ---------     ---------     --------
  Net cash provided by operating activities..............     37,588        17,314        1,714
                                                           ---------     ---------     --------
INVESTING ACTIVITIES
  Purchases of securities................................   (181,086)     (166,082)     (49,958)
  Sales and maturities of securities.....................    168,692       163,355           --
  Net advances to subsidiaries...........................         --        (1,000)        (600)
  Investments in subsidiaries............................         --       (21,500)      (8,000)
                                                           ---------     ---------     --------
  Net cash flow used by investing activities.............    (12,394)      (25,227)     (58,558)
                                                           ---------     ---------     --------
FINANCING ACTIVITIES
  Dividends paid.........................................    (30,208)      (16,801)          --
  Payment of debt........................................        (10)           --           --
  Net proceeds from common stock offering................         --            --       79,306
  Proceeds from exercise of stock options................      3,197         3,296          358
  Proceeds from affiliates for stock compensation plan...      1,552         1,099        2,230
  Deferred payment plan..................................       (118)         (105)        (642)
                                                           ---------     ---------     --------
  Net cash flow (used) provided by financing
     activities..........................................    (25,587)      (12,511)      81,252
                                                           ---------     ---------     --------
  Net change in cash and cash equivalents................       (393)      (20,424)      24,408
  Cash and cash equivalents at beginning of year.........     15,865        36,289       11,881
                                                           ---------     ---------     --------
  Cash and cash equivalents at end of year...............  $  15,472     $  15,865     $ 36,289
                                                           =========     =========     ========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING
  ACTIVITIES
  Net income.............................................  $ 107,437     $  67,651     $ 59,237
  Adjustments to reconcile net income to net cash
     provided by
     operating activities:
     Equity in subsidiaries' undistributed income........    (71,075)      (49,916)     (57,742)
     Net change in accrued expenses......................        374          (340)         176
     Net change in accrued income taxes..................      2,042          (105)          10
     All other...........................................     (1,190)           24           33
                                                           ---------     ---------     --------
          Total adjustments..............................    (69,849)      (50,337)     (57,523)
                                                           ---------     ---------     --------
  Net cash provided by operating activities..............  $  37,588     $  17,314     $  1,714
                                                           =========     =========     ========

A significant source of funds used by BayBanks, Inc., the parent company, for the payment of dividends to shareholders is dividends received from its banking and other subsidiaries.

The payment of dividends by national and state banks is generally limited by statute to their retained earnings, after deducting losses and statutorily defined bad debts in excess of established allowances for loan losses. The payment of dividends by national banks is further limited by statute to the current year's net income plus the undistributed net income of the two preceding years. The Company's bank subsidiaries are also required to achieve and maintain certain minimum capital ratios under applicable regulatory guidelines. Banking regulators have authority to prohibit banks and bank holding companies from paying dividends if they deem payment to be an unsafe or unsound practice. As of December 31, 1994, the Company's bank subsidiaries could have declared additional dividends of approximately $91 million while remaining in compliance with the foregoing statutory limitations and remaining "well capitalized" under regulatory capital guidelines. Any decision to declare a dividend by the Company or any of its subsidiaries also considers additional factors, including the amount of current period net income, liquidity, asset quality, and economic conditions and trends.

Federal law imposes limitations on the extent to which the Company's bank subsidiaries may finance or otherwise supply funds to the Company and its nonbank subsidiaries. Such transactions with the Company and each of its nonbank subsidiaries are limited to 10% of each subsidiary bank's capital and surplus. There is also a 20% limit on each bank's aggregate covered transactions with the Company and all of its nonbank subsidiaries. At December 31, 1994, the Company had no borrowings outstanding from any of its subsidiaries, and one of the Company's nonbank subsidiaries had a secured loan of $37,549,000 outstanding from a bank subsidiary, representing 5.6% of the aggregate capital and surplus of the bank subsidiaries.

The parent company has not sold commercial paper and does not have any revolving credit lines or other short-term debt outstanding that relies on credit ratings from public rating agencies.

The Company has a Stockholders Rights Plan under which stock purchase rights have been distributed to the Company's stockholders. The rights may become exercisable in the event of certain unsolicited attempts to acquire the Company. The rights, which expire in December 1998, become exercisable 10 business days after a person, including a group, acquires 20% or more of the Company's outstanding common stock or commences a tender offer that would result in such person owning 25% or more of such stock or the Board of Directors determines that a person owning 10% or more of such stock is an "adverse person." If any person becomes the owner of 25% or more of the outstanding common stock or the Board determines that a person is an adverse person, the rights of holders other than such owner or adverse person become rights to buy shares of common stock of the Company (or of the acquiring company if the Company is acquired in certain mergers or other business combinations) having a market value of twice the exercise price of each right, with the result that such owner's or adverse person's interest in the Company would be substantially diluted. The Company may redeem the right, at a price of $.01 per right, until 10 business days after a person acquires 20% or more of the outstanding common stock or the Board has determined that a person is an adverse person.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The consolidated financial statements of the Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry. Material intercompany transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year presentation.

INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS -- Consists of federal funds sold and securities purchased under resale agreements of $89,216,000 and $541,260,000 in 1994 and 1993, respectively, and money market mutual funds and other short-term deposits.

TRADING ACCOUNT SECURITIES -- Consists primarily of municipal securities held for resale to customers. These securities are recorded at market value; realized and unrealized gains and losses on trading securities are recorded in the current period in noninterest income.

SECURITIES -- Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that changes in the market value of the securities available for sale portfolio be recorded directly to a separate category of stockholders' equity, net of deferred income taxes. Prior to the adoption of SFAS No. 115, securities available for sale were valued at the lower of aggregate cost or market value, and changes therein were recorded directly to earnings, net of income taxes. At adoption, the market value of the securities available for sale portfolio exceeded its amortized cost by $4,443,000, or $2,500,000 on an after-tax basis. At December 31, 1994, the market value of the securities available for sale portfolio exceeded its amortized cost by $470,000, or $276,000 on an after-tax basis, reflected in stockholders' equity. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. The cost of securities sold is determined by the specific identification method.

The investment securities portfolio, principally debt securities, is stated at cost, adjusted for amortization of premium and accretion of discount using a level yield method. This basis for valuation reflects management's intention and ability to hold these securities until maturity.

INTEREST RATE SWAP AGREEMENTS -- The Company occasionally uses interest rate swap agreements to manage its interest rate exposure. The net differential paid or received on the swaps is accounted for as an adjustment to the yield on the item hedged.

LOANS -- Interest income on most loans is accrued on the principal amount of loans outstanding. Unearned income on leases and loans, $24,717,000 at year-end 1994 and $24,086,000 at year-end 1993, is credited to interest income on a basis that results in approximately level rates of return over the term of the lease or loan. Certain loan fees and credit card fees, net of certain qualifying origination costs, are deferred and amortized over the life of the related loan or commitment period. Deferred loan and credit card fees, included in unearned income, were $9,861,000 and $11,353,000 at year-end 1994 and 1993, respectively.

The Company engages in certain mortgage banking activities through a mortgage subsidiary. Mortgage loans originated and held for sale are carried at the lower of aggregate cost or market value. Gains and losses on loans sold are determined using the specific identification method. Gains and losses on loans sold with servicing rights retained are adjusted to reflect the difference between the present value of future service fee income and a normal service fee. The resulting excess mortgage servicing rights are amortized using the level yield method as a reduction of service fee income over the remaining lives of the loans. Actual prepayment experience is reviewed periodically, and the excess mortgage servicing rights are adjusted accordingly to reflect current circumstances. At December 31, 1994 and 1993, mortgage loans held for sale were $4,571,000 and $138,764,000, respectively; excess mortgage servicing rights were $3,610,000 and $4,213,000, respectively. Loans serviced for others were $1.9 billion, $2.0 billion, and $1.8 billion at December 31, 1994, 1993, and 1992, respectively.

Loans are placed on nonaccrual and are considered nonperforming when payment of principal or interest is considered to be in doubt. In addition, all loans past due 90 days or more as to principal or interest are placed on nonaccrual status except for certain consumer loans and those loans which, in management's judgment, are adequately secured and for which collection is probable. Previously accrued income that has not been collected is reversed from current income, and subsequent cash receipts are applied to reduce the unpaid principal balance. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance. Nonperforming loans were $54,627,000 at year-end 1994 and $110,001,000 at year-end 1993. Interest income earned during the year on year-end nonperforming loans was approximately $568,000; if these loans had been performing under contractual terms, interest would have been approximately $4,485,000. In 1993, these amounts were $960,000 and $8,300,000, respectively.

Loans are classified as restructured, accruing loans, after a period of performance, when the Company has granted, for economic or legal reasons related to the borrower's financial difficulties, a concession to the customer that the Company would not otherwise consider. Such concessions can be any one or a combination of the following modifications to the terms of the debt: the reduction of the stated interest rate for the remaining original life of the debt; extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk; reduction of the face amount or maturity amount of the debt as stated in the debt instrument; and reduction of accrued interest. In accordance with guidance issued by banking regulators, restructured, accruing loans that are performing in accordance with the restructured terms and bear a market rate of interest at the time of restructure are removed from the disclosure in years subsequent to the restructure. Restructured, accruing loans were $13,537,000 and $18,398,000 at December 31, 1994 and 1993, respectively. During 1994 and 1993, interest income recorded on these loans approximated a market interest rate and in the aggregate was not significantly different had these loans performed according to their original terms. There are no commitments to lend additional funds to these borrowers.

ALLOWANCE FOR LOAN LOSSES -- Loans considered to be uncollectible are charged to the allowance for loan losses. Additions to the allowance are provided by recoveries of previously charged-off loans and by the provision for loan losses in amounts sufficient to maintain the adequacy of the allowance. The adequacy is determined by management's evaluation of potential losses in the portfolio, economic conditions, historical net charge-offs, and anticipated portfolio growth. Included in the allowance are amounts allocated to specific loans, amounts allocated to other loans that may become uncollectible but cannot be individually identified, and unallocated amounts. Management believes that the allowance for loan losses is adequate.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses of the Company's subsidiaries. Such agencies can require the Company to recognize additions to the allowance based on regulatory judgments of information available at the time of their examination.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These statements specify certain methods for calculating the allowance related to impaired loans. A loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of these statements, which will be accounted for prospectively, is not expected to change the overall amount of the allowance for loan losses and the other real estate owned reserve and is not expected to have a material effect on the Company's reported results of operations or financial condition.

OTHER REAL ESTATE OWNED -- Other real estate owned (OREO) consists of foreclosed properties and in-substance foreclosures. Loans are classified as in-substance foreclosures under the following circumstances: when the debtor has little or no equity in the collateral, considering the current fair value of the collateral; and when proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and when the debtor has either formally or effectively abandoned control of the collateral to the creditor or retained control of the collateral, but, because of the current financial condition of the debtor, or the economic prospects for the debtor and/or the collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

The adoption of SFAS No. 114 impacts the accounting for in-substance foreclosures beginning January 1, 1995. SFAS No. 114 has narrowed the definition of in-substance foreclosures to assets for which the Company has received physical possession of the collateral. Upon adoption of this statement on January 1, 1995, the Company reclassified $33,173,000 of in-substance foreclosures and $8,669,000 of related reserves to loans and the allowance for loan losses, respectively.

OREO is recorded at the lower of the book value of the loan or the fair value of the asset acquired, less estimated disposition costs. The excess, if any, of the loan amount over the fair value of the asset acquired is charged off against the allowance for loan losses. Pursuant to the adoption of accounting Statement of Position (SOP) 92-3, "Accounting for Foreclosed Assets," which became effective for periods ending after December 15, 1992, subsequent changes in the value of OREO (including in-substance foreclosures) are recorded directly to an OREO reserve. These changes in the OREO reserve are included in total operating expenses. Proceeds in excess of the carrying value at the time of sale are recorded as a reduction in the provision for the OREO reserve. Prior to the adoption of SOP 92-3, changes in the value of OREO were recorded directly to the value of the property. Expenses to administer these properties are charged to operating expense as incurred.

INCOME TAXES -- Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes."

SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance, if necessary, is established to provide for deferred tax assets that are not expected to be realized. Adoption of SFAS No. 109 did not have a material effect on the Company's results of operations or financial condition.

Prior to adoption of SFAS No. 109, the Company accounted for income taxes under Accounting Principles Board (APB) Opinion No. 11. Under APB Opinion No. 11, deferred taxes were provided for all significant items of income and expense that were recognized in different periods for financial reporting and income tax purposes.

EARNINGS PER SHARE -- Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents (stock options) for each period presented. Average dilutive common stock equivalents were 303,286 for 1994 and 282,175 for 1993. The dual presentation of primary and fully diluted earnings per common share is not presented, since the difference in earnings per share is less than 3%.

NOTE 3.  FEDERAL RESERVE ACCOUNT BALANCES

The Company's banks are required to maintain average reserve balances with the Federal Reserve Bank. These balances can be in the form of either vault cash or funds left on deposit with the Federal Reserve Bank. The average amount of these balances was $309,821,000 for 1994 and $305,379,000 for 1993.

NOTE 4.  SECURITIES PORTFOLIOS

The amortized cost, gross unrealized gains and losses, market values, and weighted average yields of the following securities portfolios by maturity (excluding interest-bearing deposits and other short-term investments) were:

                                                               DECEMBER 31, 1994
                                        ----------------------------------------------------------------
                                                        GROSS         GROSS                     WEIGHTED
                                        AMORTIZED     UNREALIZED    UNREALIZED      MARKET      AVERAGE
                                           COST         GAINS         LOSSES        VALUE        YIELD
                                        ----------    ----------    ----------    ----------    --------
                                               (DOLLARS IN THOUSANDS, ON A TAX EQUIVALENT BASIS)
SECURITIES AVAILABLE FOR SALE
State and local government securities,
  maturing within 1 year..............  $    8,578      $   --       $     (14)   $    8,564       6.21%
Corporate, maturing within 1 year.....     183,900          --              --       183,900       6.76
Other.................................      27,654         484              --        28,138       8.32
                                        ----------    ----------    ----------    ----------
          Total securities available
            for sale..................  $  220,132      $  484       $     (14)   $  220,602       6.94%
                                         =========    ========        ========     =========    =======
INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year.......................  $  640,370      $   10       $  (6,683)   $  633,697       4.56%
  After 1 year but within 5 years.....   1,443,149          --         (58,418)    1,384,731       5.58
                                        ----------    ----------    ----------    ----------
                                         2,083,519          10         (65,101)    2,018,428       5.27
                                        ----------    ----------    ----------    ----------
State and local government securities, maturing
  Within 1 year.......................     128,924          25            (151)      128,798       6.44
  After 1 year but within 5 years.....      33,200          47            (742)       32,505       6.75
  After 5 years but within 10 years...       9,312          17            (357)        8,972       7.79
                                        ----------    ----------    ----------    ----------
                                           171,436          89          (1,250)      170,275       6.58
                                        ----------    ----------    ----------    ----------
Asset-backed securities...............     200,386          --          (5,652)      194,734       4.33
Mortgage-backed securities............      49,503          --          (2,761)       46,742       5.14
Industrial revenue bonds..............      49,548          --              --        49,548      10.83
Corporate and other...................       1,857          --              --         1,857         --
                                        ----------    ----------    ----------    ----------
          Total investment
            securities................  $2,556,249      $   99       $ (74,764)   $2,481,584       5.39%
                                         =========    ========        ========     =========    =======

                                                                  DECEMBER 31, 1993
                                               -------------------------------------------------------
                                                                GROSS          GROSS
                                               AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                  COST          GAINS          LOSSES         VALUE
                                               ----------     ----------     ----------     ----------
                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Government securities...................  $  322,707       $3,280         $  (3)       $  325,984
Mortgage-backed securities...................      30,832        1,162            --            31,994
State and local government securities........      18,964            6            (2)           18,968
Corporate....................................     256,500           --            --           256,500
                                               ----------       ------         -----        ----------
          Total securities available for
            sale.............................  $  629,003       $4,448         $  (5)       $  633,446
                                               ==========       ======         =====        ==========
INVESTMENT SECURITIES
U.S. Government securities...................  $1,203,315       $6,447         $ (59)       $1,209,703
Asset-backed securities......................     204,798          115          (827)          204,086
State and local government securities........     128,997          380           (25)          129,352
Industrial revenue bonds.....................      59,958           --            --            59,958
Corporate and other..........................       1,992           --            --             1,992
                                               ----------       ------         -----        ----------
          Total investment securities........  $1,599,060       $6,942         $(911)       $1,605,091
                                               ==========       ======         =====        ==========

The year-end maturity distribution excludes industrial revenue bonds, which are not regarded as principal debt securities, mortgage-backed securities, asset-backed securities, and other securities that do not have a stated maturity.

The book value of securities pledged to secure public and trust deposits and to meet other legal requirements was $1,137,115 at December 31, 1994.

During 1994, proceeds from sales of securities available for sale were $313,796,000, resulting in gross realized gains of $518,000. There was $3,000 in gross realized losses from the sales of these securities. Proceeds from sales of investment securities within 90 days of maturity, regarded as maturities in accordance with generally accepted accounting principles, were $313,459,000, resulting in gross realized losses of $312,000.

During 1993, proceeds from sales of securities available for sale were $449,217,000, resulting in gross realized gains of $439,000. There was $28,000 in gross realized losses from the sales of these securities.

During 1992, proceeds from sales of securities available for sale were $1,192,000,000, and proceeds from sales of investment securities were $1,262,000,000, resulting in gross realized gains of $41,123,000 and $37,506,000, respectively. There was $1,700,000 in gross realized losses from the sales of investment securities.

During 1994, BayBank, the Company's principal bank subsidiary, became a member of the Federal Home Loan Bank of Boston (FHLB). As a member of the FHLB, BayBank is required to invest in the stock of the FHLB in an amount equal to the greater of 1% of residential mortgage loans or 3/10 of 1% of total assets. As of December 31, 1994, $27,556,000 in the stock of the FHLB is included in the securities available for sale portfolio in the other category at cost, which approximates market value.

On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as more fully discussed in Note 2.

NOTE 5.  LOANS TO RELATED PARTIES

Loans outstanding to related parties of the Company and its principal subsidiaries consist primarily of loans made to executive officers and business interests related to certain directors; these loans totaled $18,899,000 and $32,045,000 at December 31, 1994, and December 31, 1993, respectively. Activity during the year on loans outstanding at year-end was as follows:

                                                                              1994
                                                                         --------------
                                                                         (IN THOUSANDS)
        Balance, January 1.............................................     $ 32,045
        Additions during the year......................................       41,198
        Reductions during the year.....................................      (54,344)
                                                                            --------
        Balance, December 31...........................................     $ 18,899
                                                                            ========

These loans were made in the ordinary course of business under normal credit terms, including collateralization and interest rates prevailing at the time for comparable transactions with other persons, and do not represent more than a normal risk of collection.

NOTE 6.  ALLOWANCE FOR LOAN LOSSES AND OREO RESERVE

Activity in the allowance for loan loss account was:

                                                          1994         1993         1992
                                                        --------     --------     ---------
                                                                  (IN THOUSANDS)
    Balance, January 1................................  $171,496     $192,700     $ 212,500
    Provision.........................................    24,000       36,500       106,836
    Loan losses charged off...........................   (66,594)     (79,963)     (140,790)
      Less recoveries.................................    17,933       22,259        14,154
                                                        --------     --------     ---------
    Net charge-offs...................................   (48,661)     (57,704)     (126,636)
                                                        --------     --------     ---------
    Balance, December 31..............................  $146,835     $171,496     $ 192,700
                                                        ========     ========     =========

Activity in the OREO reserve account was:

                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Balance, January 1.............................................  $ 29,776     $  7,833
    Additions to the OREO reserve..................................    15,639       32,471
    Reductions related to sales....................................   (20,444)     (10,528)
                                                                     --------     --------
    Balance, December 31...........................................  $ 24,971     $ 29,776
                                                                     ========     ========

NOTE 7.  PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on buildings is computed primarily on a straight-line basis with estimated lives ranging from 25 to 50 years. Furniture and equipment useful lives generally range from 3 to 10 years. Leasehold improvements are amortized over their useful lives or lease terms, whichever is shorter. Premises and equipment were comprised of the following:

                                                                       1994         1993
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Buildings......................................................  $161,598     $160,770
    Leasehold improvements.........................................    59,596       54,807
    Land...........................................................    16,974       16,125
    Equipment......................................................   197,818      178,155
                                                                     --------     --------
                                                                      435,986      409,857
    Less accumulated depreciation..................................   240,556      217,303
                                                                     --------     --------
    Premises and equipment, net....................................  $195,430     $192,554
                                                                     ========     ========

Depreciation and amortization expense of premises, equipment, and leasehold improvements was $24,365,000 in 1994, $24,218,000 in 1993, and $24,246,000 in
1992.

Total rental expense was $24,967,000 in 1994, $26,346,000 in 1993, and
$27,367,000 in 1992, net of $1,473,000, $1,705,000, and $2,232,000 in rental income from subleases, respectively. Contingent rentals were negligible. As of December 31, 1994, the Company and its subsidiaries were obligated, under noncancelable operating leases (primarily for premises), for minimum rentals in future periods as follows:

                                                              TOTAL        RENTAL         NET
                                                            OBLIGATION     INCOME      OBLIGATION
                                                            ----------     -------     ----------
                                                                       (IN THOUSANDS)
    1995..................................................   $ 11,620      $ 1,152      $ 10,468
    1996..................................................     10,598        1,028         9,570
    1997..................................................      9,708          786         8,922
    1998..................................................      7,186          646         6,540
    1999..................................................      5,164          609         4,555
    Thereafter............................................     12,002        1,063        10,939

Most leases contain escalation of rent clauses based on increases in real estate taxes or equipment usage. Many leases include renewal provisions.

NOTE 8.  FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

Balances outstanding as of December 31, 1994 and 1993, consisted of the following:

                                                  FEDERAL                     FEDERAL HOME       U.S.
                                                   FUNDS       REPURCHASE      LOAN BANK       TREASURY
                                    TOTAL        PURCHASED     AGREEMENTS      BORROWINGS      AND OTHER
                                  ----------     ---------     ----------     ------------     ---------
                                                          (DOLLARS IN THOUSANDS)
1994
Year-end balance................  $  849,517      $ 46,800     $  797,333       $     --         $5,384
Maximum month-end balance.......   1,137,318       109,390      1,066,905        100,000          9,720
Average daily balance...........     839,070        75,405        729,406         29,521          4,738
Weighted average interest rates:
  As of year-end................        5.81%         6.11%          5.80%            --%            --%
  During the year...............        4.50          4.18           4.55           4.71             --

1993
Year-end balance................  $  507,820      $ 54,235     $  448,182       $     --         $5,403
Maximum month-end balance.......     507,820        88,620        448,182             --          7,058
Average daily balance...........     150,608        71,770         74,654             --          4,184
Weighted average interest rates:
  As of year-end................        3.10%         2.78%          3.18%            --%            --%
  During the year...............        2.72          2.79           2.81             --             --

NOTE 9.  LONG-TERM DEBT

In September 1985, the Company issued $50,000,000 in floating-rate notes. The notes will mature on September 30, 1997, and pay interest at a rate, adjusted quarterly, of 1/8 of 1% above the London Interbank Offered Rate (LIBOR) for three-month Eurodollar deposits. During 1994 the weighted average rate paid was 4.44%, and at December 31, 1994, the rate was 6.44%. The proceeds were used in the funding of the affiliate banks on identical terms. The notes may be redeemed by the Company in whole or in part at any time at 100% of the principal amount plus accrued interest.

The balance of long-term debt at December 31, 1994, includes mortgage debt at two subsidiaries totaling $823,000. The monthly payment amounts of the mortgages totaled $7,000 in 1994 with final maturities from 1997 to 2013. Obligations on capitalized leases totaled $331,000 at December 31, 1994.

NOTE 10.  EMPLOYEE STOCK OPTION PLANS

The Company offers shares of common stock to key employees under stock option plans. Options are awarded by a committee of the Board of Directors. The following is a summary of the changes in options outstanding for the last three years:

                                                               1994         1993         1992
                                                             --------     --------     --------
Options outstanding at the beginning of the year...........   830,434      916,348      817,684
Options granted............................................        --       97,500      182,000
Options exercised..........................................  (171,303)    (157,414)     (20,336)
Options forfeited..........................................   (43,834)     (26,000)     (63,000)
                                                             --------     --------     --------
Options outstanding at the end of the year.................   615,297      830,434      916,348
                                                             ========     ========     ========

Prices of shares under option at December 31, 1994, ranged from $13.75 to $45.00, and options for 362,584 shares were exercisable. Unless exercised, the options will expire at varying dates through 2003. There was no compensation expense recorded in the years presented related to stock options.

In addition to the above, the Company has a restricted stock plan that was adopted in 1994. A total of 500,000 shares may be awarded under the plan, which expires in 2004. As of December 31, 1994, 112,000 shares had been awarded. The Company also had a restricted stock plan that expired in 1992. Under this plan, 400,000 shares were awarded. Certificates for shares awarded are issued in the name of the employee, who has all the rights of a shareholder, with the shares subject to certain restrictions. At December 31, 1994, such restrictions remained on 237,543 shares outstanding from these plans. The certificates are held by the Company until the restrictions lapse or the shares are forfeited. Restriction periods vary from 1 to 10 years from the date of grant. During 1994, restrictions on 50,652 shares lapsed, and 5,200 shares were forfeited. The fair market value of awarded shares was previously recorded as deferred compensation as a segregation of surplus that is amortized to benefits expense over the restriction period. The unamortized amounts were $6,150,000 at December 31, 1994, $1,451,000 at December 31, 1993, and $2,952,000 at December 31, 1992.
Compensation expense related to restricted stock grants, net of forfeitures, was $1,553,000 in 1994, $1,099,000 in 1993, and $2,243,000 in 1992.

NOTE 11.  BENEFITS

The Company and its subsidiaries provide a noncontributory defined benefit pension plan that covers substantially all employees. Benefits are based upon length of service and qualifying compensation during the final years of employment. Contributions are made to the plan as costs are accrued. Assets held by the plan consist primarily of government securities and common stock.

The table below sets forth the plan's funded status and amounts recognized at December 31:

                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligations...............................  $ 67,099     $ 69,418     $ 54,765
                                                             ========     ========     ========
  Accumulated benefit obligations..........................  $ 68,259     $ 71,160     $ 56,479
                                                             ========     ========     ========
  Projected benefit obligations............................  $ 85,586     $ 91,816     $ 78,667
Plan assets (primarily marketable securities) at market
  value....................................................   120,358      120,041      111,021
                                                             --------     --------     --------
Net assets in excess of projected benefit obligations......    34,772       28,225       32,354
Unrecognized experience gain...............................   (12,294)      (5,316)      (7,988)
Unrecognized prior service cost............................       573        1,831        2,112
Unamortized net excess pension assets at transition
  recognized
  over 15 years............................................   (10,333)     (11,809)     (13,286)
                                                             --------     --------     --------
Prepaid pension cost recorded in other assets..............  $ 12,718     $ 12,931     $ 13,192
                                                             ========     ========     ========

Assumptions used in determining the actuarial present value of the projected benefit obligation as of December 31 are as follows:

                                                                 1994         1993         1992
                                                               --------     --------     --------
Discount rate..............................................      8.50%        7.25%        8.00%
Rate of increase in future compensation levels.............      5.25         4.70         5.20

Net periodic pension expense consisted of the following:

                                                               1994         1993         1992
                                                              -------     --------     --------
                                                                       (IN THOUSANDS)
Service costs earned during period..........................  $ 4,551     $  4,083     $  3,724
Interest cost on projected benefit obligation...............    6,943        6,304        6,071
Actual return on plan assets................................   (3,290)     (11,113)     (15,382)
Net amortization and deferral...............................   (7,991)         987        5,673
                                                              -------     --------     --------
Net pension expense.........................................  $   213     $    261     $     86
                                                              =======     ========     ========

In addition to the above, the Company maintains a nonqualified, supplemental retirement plan for certain officers. The benefits provided under this plan are unfunded, and any payments to plan participants are made by the Company. As of December 31, 1994 and 1993, $4,269,000 and $1,962,000, respectively, were included in accrued expense and other liabilities for this plan.

The expense associated with this plan as of December 31 was as follows:

                                                                   1994      1993     1992
                                                                  ------     ----     ----
                                                                       (IN THOUSANDS)
    Service costs earned during period..........................  $  346     $ 79     $ 67
    Interest cost on projected benefit obligation...............     400      240      206
    Actual return on plan assets................................      --       --       --
    Net amortization and deferral...............................     330      162      146
                                                                  ------     ----     ----
    Supplemental retirement expense.............................  $1,076     $481     $419
                                                                  ======     ====     ====

Assumptions used in determining the net pension expense and supplemental retirement expense were as follows:

                                                                     1994     1993     1992
                                                                     ----     ----     ----
    Rate of return on plan assets..................................  9.00%    9.00%    9.50%
    Discount rate..................................................  7.25     8.00     9.00
    Rate of increase in future compensation levels.................  4.70     5.20     6.20

The Company has a savings and profit sharing plan that is interrelated with an employee stock ownership plan (ESOP). Employees are eligible to participate in these plans if they meet certain service requirements. Benefits are based on the Company's financial performance. A portion of these benefits is payable under the ESOP in shares of the Company's common stock.

In 1990, the ESOP borrowed $18,600,000 from a third party to purchase 800,000 shares of the Company's common stock. This loan, unconditionally guaranteed by the Company, bears interest at a rate equal to Reserve Adjusted LIBOR plus .35% and is payable in eight annual instalments ending January 31, 1997. At December 31, 1994, the balance of the ESOP loan was $9,451,000 at an interest rate of 6.54%, and unallocated ESOP shares were 406,495.

During 1994, ESOP expense included an accrual of $2,450,000 to cover the loan payment due on January 31, 1995, and interest expense, net of dividends, on the ESOP loan of $473,000. The dividends used to service the ESOP debt, which were paid on shares held by the ESOP, were $1,188,000 in 1994 and $697,000 in 1993; there were no dividends in 1992. The Company accrued additional contributions to the savings and profit sharing plan of $2,100,000 in 1994; the Company accrued no such additional contributions in 1993 or 1992.

The Company has a plan providing severance benefits for certain employees of the Company and its subsidiaries with respect to certain terminations of employment within two years after a change in control of the Company. Approximately 3,800 employees are potentially eligible for benefits under the plan. Existing compensation and benefit plans have been amended to protect previously earned compensation and future benefits in the event of a change in control of the Company.

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993. SFAS No. 106 requires a calculation of the present value of expected benefits to be paid to employees after their retirement and an allocation of those benefits to the periods in which employees render service to earn the benefits. For employees retiring prior to December 31, 1993, the Company provided $5,000 of life insurance and a Medicare premium supplement and permitted those under 65 to participate in the Company's medical plan by paying the full group rate; full-time employees pay approximately 25% of the group rate. Those retiring after December 31, 1993, will not receive the Medicare supplement and will pay premiums for life and medical insurance reflecting the Company's full cost of coverage for retirees.

The initial transition obligation associated with the adoption of SFAS No. 106 was $3,600,000. In accordance with the statement, the Company will recognize this liability over the remaining service periods of plan participants. Since eligibility for these Company-subsidized benefits ceased at December 31, 1993, this period ranges from approximately three years for the medical insurance to thirteen years for the life insurance and Medicare supplements.

The table below sets forth the status of the Company's accumulated postretirement benefit obligation, which was unfunded as of December 31:

Accumulated Postretirement Benefit Obligation:

                                                                            1994        1993
                                                                           -------     -------
                                                                             (IN THOUSANDS)
Accumulated postretirement benefit obligation............................  $(3,086)    $(3,597)
Unrecognized net (gain) loss.............................................     (273)        186
Unrecognized prior service cost..........................................       --          --
Unrecognized net transition obligation...................................    2,801       3,152
                                                                           -------     -------
Net postretirement benefit liability.....................................  $  (558)    $  (259)
                                                                           =======     =======

Postretirement benefit expense was $613,000 in 1994 and $619,000 in 1993.

Increasing the health care cost trend by 1% in each year would not materially affect the accumulated postretirement benefit obligation as of December 31, 1994, or the aggregate of the service and interest components of the net periodic postretirement benefit cost for the twelve months ended December 31, 1994. The present value of the accumulated benefit obligation assumed a 8.50% discount rate compounded annually.

Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 covers all postemployment benefits not already covered by the two prior accounting pronouncements. Adoption of SFAS No. 112 resulted in additional postemployment benefits of $1,615,000, which were recorded in the first quarter of 1994 at $932,000 on an after-tax basis. The annual cost of postemployment benefits to former employees for 1994 was $1,851,000.

NOTE 12.  OTHER NONINTEREST INCOME

The major components of other noninterest income were:

                                                                    YEAR ENDED DECEMBER 31
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Credit card fees..............................................  $19,549     $18,892     $19,398
Processing fees...............................................   16,174      13,788      12,624
Trust fees....................................................   14,127      14,559      14,810
Investment management and brokerage fees......................    8,293       6,318       4,197
Mortgage banking fees.........................................    7,152      11,972      10,207
International fees............................................    6,344       5,845       6,035
Other noninterest income......................................   25,731      21,939      19,939
                                                                -------     -------     -------
                                                                $97,370     $93,313     $87,210
                                                                =======     =======     =======

NOTE 13.  OTHER OPERATING EXPENSES

The major components of other operating expenses were:

                                                                   YEAR ENDED DECEMBER 31
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Marketing and public relations.............................  $ 22,726     $ 21,341     $ 17,033
FDIC insurance.............................................    21,708       21,949       19,289
Service bureau and other data processing...................    17,443       16,538       15,602
Printing and supplies......................................    12,767       12,997       12,557
Professional services......................................    10,807       13,744       12,482
Postage....................................................     8,711        8,290        8,201
Legal and consulting.......................................     8,516        6,609        9,763
Other operating expenses...................................    28,512       27,699       27,385
                                                             --------     --------     --------
                                                              131,190      129,167      122,312
OREO and legal expenses related to workout.................     9,838       17,468       18,450
                                                             --------     --------     --------
                                                             $141,028     $146,635     $140,762
                                                             ========     ========     ========

NOTE 14.  INCOME TAXES

The provision for income taxes was comprised of the following:

                                                                    YEAR ENDED DECEMBER 31
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Provision for:
     Federal income tax.......................................  $50,449     $32,254     $25,101
     State income tax.........................................   23,073      14,818      11,350
                                                                -------     -------     -------
                                                                $73,522     $47,072     $36,451
                                                                =======     =======     =======

The current and deferred components of the provision were as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Current taxes payable:
     Federal..................................................  $44,370     $31,084     $26,940
     State....................................................   19,936      13,313      11,350
                                                                -------     -------     -------
                                                                $64,306     $44,397     $38,290
                                                                =======     =======     =======
Deferred taxes (benefit):
     Federal..................................................  $ 6,079     $ 1,170     $(1,839)
     State....................................................    3,137       1,505          --
                                                                -------     -------     -------
                                                                $ 9,216     $ 2,675     $(1,839)
                                                                =======     =======     =======

The major components of deferred income tax expense (benefit) were as follows:

                                                                    YEAR ENDED DECEMBER 31
                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Loan losses...................................................  $10,689     $ 9,360     $ 6,628
Depreciation..................................................   (1,879)     (1,859)     (1,408)
Loan fees, net................................................    1,918        (348)       (211)
Pension credit................................................       23        (360)        (31)
Lease financing...............................................   (2,891)     (2,973)       (439)
Provision for OREO reserve, net...............................    5,607      (3,300)     (4,947)
Deferred compensation.........................................   (1,811)        518        (981)
Other, net....................................................   (2,440)      1,637        (450)
                                                                -------     -------     -------
                                                                $ 9,216     $ 2,675     $(1,839)
                                                                =======     =======     =======

The differences between the effective income tax rate and the nominal federal tax rate on income before taxes are reconciled as follows:

                                                                     1994       1993       1992
                                                                     ----       ----       ----
Nominal federal tax rate...........................................  35.0%      35.0%      34.0%
State tax rate, net of federal tax benefit.........................   8.2        8.4        7.8
Tax-exempt income..................................................  (1.7)      (2.3)      (2.6)
Alternative minimum tax............................................    --         --       (1.4)
Non-deductible goodwill............................................    .1         .2         .6
Utilization of tax credits.........................................   (.7)       (.4)       (.1)
Other..............................................................   (.5)        .1        (.2)
                                                                     ----       ----       ----
                                                                     40.4%      41.0%      38.1%
                                                                     ====       ====       ====

At December 31, 1994 and 1993, and January 1, 1993, the Company had gross deferred tax assets and gross deferred tax liabilities as follows:

                                                         DECEMBER 31,     DECEMBER 31,     JANUARY 1,
                                                             1994             1993            1993
                                                         ------------     ------------     ----------
                                                                        (IN THOUSANDS)
Deferred income tax assets:
  Loan losses..........................................     $63,211          $73,900         $ 83,260
  OREO reserve.........................................       7,365           12,972            9,672
  Loan fees, net.......................................       3,210            5,128            4,780
  Deferred compensation................................       5,447            3,636            4,154
  Other, net...........................................       2,754              223              294
                                                            -------          -------         --------
                                                             81,987           95,859          102,160
                                                            =======          =======         ========

Deferred income tax liabilities:
  Lease financing......................................      10,474           13,365           16,338
  Depreciation.........................................       7,049            8,928           10,787
  Pension credit.......................................       5,598            5,575            5,935
  Other, net...........................................       2,890            2,606            1,040
                                                            -------          -------         --------
                                                             26,011           30,474           34,100
                                                            -------          -------         --------
     Net deferred income tax asset.....................     $55,976          $65,385         $ 68,060
                                                            =======          =======         ========

It is expected that the existing net deductible temporary differences, which give rise to the net deferred tax asset, will be realized.

NOTE 15. FINANCIAL INSTRUMENTS WITH CREDIT RISK AND OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

CONCENTRATION OF CREDIT RISK -- The Company is a commercial banking organization, providing diversified financial services to individuals, businesses, governmental units, and other banks. The Company provides a comprehensive range of credit, non-credit, and international banking products and services to the New England region, with particular emphasis in the Commonwealth of Massachusetts, and accordingly is affected by general economic conditions in the region.

OFF-BALANCE SHEET RISK -- In the normal course of business, the Company occasionally uses various off-balance sheet commitments and financial instruments for interest rate risk management purposes and to accommodate certain financing requirements of customers. These commitments and financial instruments may include loan commitments, interest rate swaps and options, standby letters of credit, loans sold with recourse, letters of credit, forward contracts, interest rate caps, and interest rate floors. These instruments involve varying degrees of credit and market risk in excess of the amounts included in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in each particular class of financial instrument. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees under recourse arrangements is represented by the contractual amount of those instruments. The Company uses the same credit policies in extending commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps, and floors, the contract or notional amounts do not represent an exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits, and monitoring procedures in conjunction with its interest rate risk management activities. Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

DERIVATIVE FINANCIAL INSTRUMENTS -- The Company has only limited involvement with derivative financial instruments for interest rate risk management and trading purposes.

Off-balance sheet and derivative financial instruments at December 31, 1994 and 1993, were as follows:

                                                                        CONTRACT OR NOTIONAL
                                                                               AMOUNT
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
Loan commitments....................................................  $3,065,000     $2,763,000
Standby letters of credit...........................................     146,000        164,000
Foreign exchange contracts..........................................      99,000         44,000
Loans sold with recourse............................................      38,000         46,000
Forward commitments.................................................      23,000        134,000
Securities purchase and sell commitments............................      15,000         29,000
Interest rate swaps and options.....................................      14,000          8,000
Letters of credit...................................................      14,000         15,000
Municipal note purchase agreements..................................       2,000          4,000

LOAN COMMITMENTS, LETTERS OF CREDIT, AND STANDBY LETTERS OF CREDIT -- Loan commitments and letters of credit are granted under the same credit policies used for on-balance sheet outstandings. Commitments are subject to various terms and conditions that have to be met before being drawn upon and have a fixed expiration date. The nature of many commitments is such that they are expected to expire without being drawn upon, thus not requiring future funding by the Company. The fair value of loan commitments was $3,500,000 and $2,100,000 at December 31, 1994 and 1993, respectively.

Letters of credit are documents, principally related to export and import trade transactions, issued by the Company on behalf of its customers in favor of third parties, who can present demands on the Company within specified terms and conditions. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The fair value of letters of credit was $177,000 and $175,000 at December 31, 1994 and 1993, respectively.

FOREIGN EXCHANGE CONTRACTS -- The Company enters into offsetting agreements to purchase foreign currency and, in turn, to sell it to customers. Credit risk exists because in the event that a customer fails to take delivery of the foreign currency, the Company is required to resell it to the market. The fair value of foreign exchange contracts was $780,000 and $552,000 at December 31, 1994 and 1993, respectively.

LOANS SOLD WITH RECOURSE -- The Company sells residential mortgage loans to the secondary market in connection with its mortgage banking business. While the majority of these loans are sold on a nonrecourse basis, there is a nominal dollar amount of recourse loans. All residential mortgage loans are subject to the same credit policies, and off-balance sheet loans with recourse have the same credit risk as on-balance sheet loans. If a borrower defaults on a loan sold with recourse, it is sold back to the Company to initiate normal collection efforts.

FORWARD COMMITMENTS -- The Company enters into forward contract commitments to reduce the market risk associated with originating residential mortgage loans for sale. Contractual terms of forward commitments specify the aggregate amount of the contract, the interest rate or prices at which loans are to be delivered, and the period covered. The market risk to the Company is the potential inability to originate loans at prices specified in the contract within the commitment period, thus resulting in a potential difference between loan origination requirements under contract terms and those loans acquired at market prices to fulfill the commitment. The Company also enters into a limited number of forward rate options with commercial customers, which in turn are hedged in their entirety.

SECURITIES PURCHASE AND SELL COMMITMENTS -- In connection with its capital markets activities, the Company regularly commits to purchase and sell securities.

INTEREST RATE SWAPS AND OPTIONS -- The Company uses interest rate swap contracts and options in conjunction with asset and liability management activities and to adjust interest rate risk associated with specific customer transactions. These agreements allow the Company to exchange fixed or variable interest rate payment amounts on existing assets or liabilities without changing the terms or amount of the underlying principal. Interest rate swaps are stated in notional terms, which represent the aggregate amount of the specific asset or liability being hedged by the interest rate swap transaction. However, the actual exposure to credit risk is the stream of interest payments under the contractual terms of the swap, not the notional amount. The Company manages the credit risk by entering into interest rate swap agreements only with highly regarded counterparties after a credit review process.

MUNICIPAL NOTE PURCHASE AGREEMENTS -- In connection with its capital markets activities, the Company has committed to purchase certain municipal securities from investors in the event that the issuing municipality fails to pay principal or interest when due.

NOTE 16.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Under the provisions of SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments," the Company is required to estimate and disclose the fair value of certain of its on- and off-balance sheet financial instruments. SFAS No. 107 defines what constitutes a financial instrument and recommends general methodologies to determine fair value.

The fair value of a financial instrument as defined in SFAS No. 107 is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used to establish fair value when they are available for a particular financial instrument, and present value and other valuation techniques are utilized to estimate the fair value of financial instruments that do not have quoted market prices.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which disclosure is required by SFAS No. 107.

CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS -- The current fair value of these financial instruments is defined as the amount recorded in the balance sheet categories.

SECURITIES PORTFOLIOS -- Securities available for sale, investment securities, and trading account securities are financial instruments that are usually traded in broad markets. Fair values are based upon market prices and dealer quotes. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

LOANS -- For certain homogeneous categories of instalment loans, including student loans and credit card receivables, fair value has been estimated using quoted market prices for similar loans. The fair value of other instalment loans, including automobile financing, was determined by discounted cash flow techniques using interest rates for similar loans at December 31, 1994 and 1993. Credit risk factors were incorporated in the discount rates used for these loans and are reflected in the market prices obtained for homogeneous loans.

The fair value of residential mortgage loans, including ARMs and fixed-rate loans, was determined using discounted cash flow techniques with year-end interest rates, and by comparison with quoted market prices for mortgage-backed securities with similar interest rates and terms. The analysis also reflected estimated prepayment factors.

The fair value of both fixed- and variable-rate commercial and commercial real estate loans was determined by discounted cash flow techniques. Year-end 1994 and 1993 interest rates were used that incorporated the risk of credit loss associated with each type of loan, based on an evaluation performed as of December 31, 1994 and 1993.

OTHER ASSETS -- Financial instruments classified as other assets that are subject to the disclosure requirements of SFAS No. 107 consist principally of interest receivable, excess mortgage servicing rights, and required investments in low-income housing limited partnerships. The carrying amounts of these financial instruments approximate their fair value.

DEPOSITS -- The fair value of demand deposits, NOW and savings accounts, and money market deposits is defined by SFAS No. 107 as the amount payable on demand at the reporting date. Therefore, for these financial instruments, the amounts recorded in the balance sheet are also reported as their fair value under the provisions of the statement, and no core deposit value was derived for fair value disclosure purposes.

The fair value of certificates of deposit with fixed interest rates was estimated by the use of present value techniques. These techniques consider the cash flow related to these certificates, year-end interest rates at which similar certificates were issued with similar remaining maturities, and the probability of early withdrawal if interest rates were to rise.

SHORT-TERM BORROWINGS -- The carrying amounts of federal funds purchased and other short-term borrowings are defined to approximate their fair values.

LONG-TERM DEBT -- The fair value of long-term debt was established by market prices of the debt and present value techniques that consider the debt's remaining maturity and yield and the current credit ratings of the Company.

ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE -- Financial instruments included in accrued expenses and other accounts payable that are subject to the disclosure requirements of SFAS No. 107 consist principally of interest payable. The carrying value of interest payable approximates its fair value.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- The estimated fair values of loan commitments, standby letters of credit, and foreign exchange contracts are disclosed in Note 15. The fair values of all other off-balance sheet financial instruments were not considered to be material. These financial instruments generally are not sold or traded, and there is no standard methodology for determining their fair values. The Company's loan commitments are not beyond normal market terms and do not include fees or conditions other than those associated with customary market practices. The fair value of loan commitments was calculated by determining the discounted present value of the remaining contractual fees over the unexpired commitment period, generally not more than one year. The fair value of securities purchase and sell commitments was determined by reference to the price of the underlying securities. The fair value of standby letters of credit was determined by reference to the current fees charged to issue similar letters of credit. The fair value of forward commitments, foreign exchange contracts, and interest rate swaps was determined by reference to the market for similar instruments.

The fair values of the financial instruments presented, and as determined under the guidelines established by SFAS No. 107 as previously described, depend highly on assumptions as they existed as of December 31, 1994 and 1993, and on the related methodologies applied and do not purport to represent actual economic value in a bona fide transaction with a legitimate buyer under normal market conditions. It should also be noted that different financial institutions will use different assumptions and methodologies in determining fair values such that comparisons between institutions may be difficult. The Company did not attempt to determine the fair value of its substantial base of core deposits, as their disclosure is not required and due to the lack of generally accepted, industry-wide methodology for determining such values. With that understand-ing, the financial statement amounts and estimated fair values of financial instruments at December 31, 1994 and 1993, were as follows:

                                                    1994                            1993
                                          -------------------------       -------------------------
                                          FINANCIAL         FAIR          FINANCIAL         FAIR
                                          STATEMENT        VALUE          STATEMENT        VALUE
                                          ----------     ----------       ----------     ----------
                                                               (IN THOUSANDS)
Financial assets
Cash and due from banks.................  $  829,170     $  829,170       $  632,985     $  632,985
Interest-bearing deposits and other
  short-term investments................     166,286        166,286          803,068        803,068
Trading accounts........................      27,416         27,416           14,595         14,595
Securities portfolios...................   2,776,851      2,702,186        2,228,063      2,238,537
Loans (net of allowance):
Commercial and commercial real estate...   2,382,321      2,425,000        2,146,686      2,210,000
Consumer................................   4,119,364      4,182,000        3,784,988      3,980,000
                                          ----------     ----------       ----------     ----------
                                           6,501,685      6,607,000        5,931,674      6,190,000
Financial liabilities
Deposits:
Demand, NOW, savings, and money
  market deposit accounts...............  $7,729,339     $7,729,339       $7,749,919     $7,749,919
Consumer time...........................   1,095,357      1,087,000          993,945      1,003,000
Time -- $100,000 or more................     175,663        175,663           34,957         34,957
Federal funds purchased and other
  short-term borrowings.................     849,517        849,517          507,820        507,820
Long-term debt..........................      51,154         51,000           54,488         54,000

NOTE 17.  CONTINGENCIES

The Company and its subsidiaries are involved in a number of legal proceedings arising in the normal course of business. After reviewing such matters, the Company believes that their resolution will not materially affect its results of operations or financial position.

NOTE 18.  QUARTERLY DATA (UNAUDITED)

Summarized quarterly financial data for years 1992 through 1994 are as follows:

                                                              YEAR ENDED DECEMBER 31
                                                     ----------------------------------------
                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
    Net interest income
      First Quarter................................. $  108,667     $  101,528     $  101,271
      Second Quarter................................    112,815        104,917        104,548
      Third Quarter.................................    120,004        108,282        107,428
      Fourth Quarter................................    123,456        109,096        103,265
                                                     ----------     ----------     ----------
                                                     $  464,942     $  423,823     $  416,512
                                                      =========      =========      =========

                                                              YEAR ENDED DECEMBER 31
                                                     ----------------------------------------
                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
    Noninterest income
      First Quarter................................. $   49,715     $   46,896     $   43,309
      Second Quarter................................     54,031         48,751         46,484
      Third Quarter.................................     52,557         51,904         46,801
      Fourth Quarter................................     50,985         50,973         47,287
                                                     ----------     ----------     ----------
                                                     $  207,288     $  198,524     $  183,881
                                                     ==========     ==========     ==========

    Net securities gains
      First Quarter................................. $       39     $       --     $   35,413
      Second Quarter................................        436            358            393
      Third Quarter.................................         --             49             --
      Fourth Quarter................................       (272)             4         41,123
                                                     ----------     ----------     ----------
                                                     $      203     $      411     $   76,929
                                                     ==========     ==========     ==========
    Provision for loan losses and OREO reserve
      First Quarter................................. $    8,937     $   18,500     $   60,210
      Second Quarter................................      8,500         16,892         38,619
      Third Quarter.................................      8,415         16,800         27,754
      Fourth Quarter................................      7,520          9,138         25,735
                                                     ----------     ----------     ----------
                                                     $   33,372     $   61,330     $  152,318
                                                     ==========     ==========     ==========
    Net income
      First Quarter................................. $   21,279     $   12,761     $    8,229
      Second Quarter................................     26,422         14,207          6,515
      Third Quarter.................................     29,033         18,001         10,436
      Fourth Quarter................................     30,703         22,682         34,057
                                                     ----------     ----------     ----------
                                                     $  107,437     $   67,651     $   59,237
                                                     ==========     ==========     ==========
    Average number of outstanding shares
      First Quarter................................. 19,093,447     18,871,018     16,137,694
      Second Quarter................................ 19,154,620     18,937,724     16,203,022
      Third Quarter................................. 19,187,890     19,000,208     16,204,906
      Fourth Quarter................................ 19,255,579     19,004,540     17,329,351
    Earnings per share
      First Quarter................................. $     1.11     $      .68     $      .51
      Second Quarter................................       1.38            .75            .40
      Third Quarter.................................       1.51            .95            .64
      Fourth Quarter................................       1.59           1.19           1.97
                                                     ----------     ----------     ----------
                                                     $     5.60*    $     3.57     $     3.57*
                                                     ==========     ==========     ==========
    Dividends declared
      First Quarter................................. $     0.35     $     0.20             --
      Second Quarter................................       0.35           0.20             --
      Third Quarter.................................       0.45           0.25             --
      Fourth Quarter................................       0.45           0.25             --

                                                              YEAR ENDED DECEMBER 31
                                                     ----------------------------------------
                                                        1994           1993           1992
                                                     ----------     ----------     ----------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
    Dividends paid
      First Quarter................................. $     0.35     $     0.20             --
      Second Quarter................................       0.35           0.20             --
      Third Quarter.................................       0.45           0.25             --
      Fourth Quarter................................       0.45           0.25             --
    Range of BayBanks, Inc., common stock -- last
      sale price
      First Quarter................................. $57 1/4-50     $52 1/8-38 3/4 $31 1/4-18 3/4
      Second Quarter................................ 64 1/8-54 1/2  51 1/4-38 1/4  36 7/8-26 3/4
      Third Quarter................................. 63 -54 1/4     50 1/2-43 1/4  36 1/2-28 3/4
      Fourth Quarter................................  59 1/2-51     50 3/4-43 1/4  40 3/4-30 1/8

- ---------------

* The sum of the quarters' earnings per share for 1994 and 1992 does not equal the full-year amount due to the effect of the issuance of common stock.

NOTE 19.  PENDING ACQUISITION OF A FINANCIAL INSTITUTION

On December 23, 1994, the Company announced that it had agreed to acquire the southern New Hampshire-based holding company NFS Financial Corp. (NFS), parent company of NFS Savings Bank, FSB and Plaistow Cooperative Bank, FSB. The stockholders of NFS will receive $20.15 in cash and .2038 shares of BayBanks, Inc., common stock for each share of NFS common stock held. The merger consideration is subject to adjustment under certain circumstances if the market value of the Company's stock at the closing date is less than $43.50 or more than $63.00 per share. The acquisition, approved by the boards of directors of both companies, is subject to approval by the stockholders of NFS and various federal and state regulatory agencies. NFS had total assets of approximately $619,000,000 at December 31, 1994. The acquisition will be accounted for as a purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or matters of disagreement on accounting and financial disclosure with the Company's independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors is presented in the section titled "Board of Directors" of the Company's proxy statement for the annual meeting to be held on April 27, 1995, and is incorporated herein by reference. The following are the executive officers of the registrant as of February 28, 1995:

                               AGE                                 TITLE
                               ---
    William M. Crozier, Jr...  62            Chairman and President
    Donald L. Isaacs.........  47            Vice Chairman
    Richard F. Pollard.......  62            Vice Chairman
    Ilene Beal...............  49            Executive Vice President and Secretary
    Michael W. Vasily........  50            Executive Vice President and Chief Financial
                                             Officer
    Joan E. Tonra............  48            Senior Vice President and Controller

Mr. Crozier has been an officer of BayBanks, Inc. since 1967 and was elected Chairman of the Board and Director in 1974. In 1977, Mr. Crozier was elected to the additional post of President.

Mr. Isaacs was elected Vice Chairman of the Board in 1992, Executive Vice President in 1985, Senior Vice President in 1979, and Vice President in 1978, and joined the Company in 1974. Mr. Isaacs is also the Chairman of the Board of BayBank Systems, Inc., the Company's technology subsidiary.

Mr. Pollard was elected Vice Chairman of the Board and Director in 1983 and Executive Vice President in 1979 and had been a Senior Vice President since 1976. Mr. Pollard is also President and CEO of BayBank Boston, N.A. and Chairman of the Board of BayBank Connecticut, N.A., and is the senior lending officer of the Company.

Ms. Beal was elected Secretary in 1991, Executive Vice President in 1985, Senior Vice President in 1979, and Vice President in 1977, and has been with the Company since 1972.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Information concerning management remuneration and transactions is presented in the section titled "Executive Compensation" of the Company's proxy statement for the annual meeting to be held on April 27, 1995, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information concerning securities ownership of management and concerning securities ownership of certain beneficial owners is presented in the sections titled "Board of Directors" and "Ownership of Common Stock" of the Company's proxy statement for the annual meeting to be held on April 27, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning relationships and transactions of the Company's executive officers and directors is presented in the section titled "Board of Directors" of the Company's proxy statement for the annual meeting to be held on April 27, 1995, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.    Financial Statements

         The following financial statements of the Company and its subsidiaries are presented in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheet-December 31, 1994 and 1993

         Consolidated Statement of Income-Years Ended December 31, 1994, 1993, and 1992

         Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1994, 1993, and 1992

         Consolidated Statement of Cash Flows-Years Ended December 31, 1994, 1993, and 1992

         Notes to Financial Statements

      2.    Financial Statement Schedules

         All schedules are omitted because either the required information is shown in the financial statements or notes incorporated by reference, or they are not applicable, or the data is not significant.

      3.    Exhibits

         See the Exhibit List and Index on pages 62 and 63.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of 1994.

     A report on Form 8-K was filed on January 4, 1995, reporting the execution of an Acquisition Agreement on December 22, 1994, under which the Company would acquire NFS Financial Corp. ("NFS"), and a related Option Agreement under which NFS granted to the Company an option to purchase up to 9.9% of the outstanding shares of NFS Common Stock.

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

                                          BAYBANKS, INC.
                                          (Registrant)

                                          By: /s/  MICHAEL W. VASILY
                                              MICHAEL W. VASILY
                                              Executive Vice President

                                          February 23, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

/s/  JOHN A. CERVIERI JR.                       /s/  WILLIAM M. CROZIER, JR.
JOHN A. CERVIERI JR.                            WILLIAM M. CROZIER, JR.
Director                                        Chairman of the Board,
                                                President, and Director
                                                (Principal Executive Officer)

/s/  ROBERT L. GABLE                            /s/  DONALD L. ISAACS
ROBERT L. GABLE                                 DONALD L. ISAACS
Director                                        Vice Chairman of the Board and Director

/s/  SAMUEL J. GERSON                           /s/  RICHARD F. POLLARD
SAMUEL J. GERSON                                RICHARD F. POLLARD
Director                                        Vice Chairman of the Board and Director

/s/  NORMAN E. MACNEIL                          /s/  MICHAEL W. VASILY
NORMAN E. MACNEIL                               MICHAEL W. VASILY
Director                                        Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

/s/  ARLENE A. McNAMEE                          /s/  JOAN E. TONRA
ARLENE A. MCNAMEE                               JOAN E. TONRA
Director                                        Senior Vice President and Controller
                                                (Principal Accounting Officer)

/s/  THOMAS R. PIPER
THOMAS R. PIPER
Director

/s/  GLENN P. STREHLE
GLENN P. STREHLE
Director

/s/  JOSEPH H. TORRAS
JOSEPH H. TORRAS
Director

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

   EXHIBIT
     NO.                                             DESCRIPTION
- -------------       ------------------------------------------------------------------------------
PLAN OF ACQUISITION
     2.1*        -- Acquisition Agreement dated December 22, 1994 by and between the Registrant and NFS Financial Corp. (Exhibit 2(a) to the Registrant's Current Report on
                    Form 8-K filed with the Commission on January 4, 1995). The schedules referred to in the Acquisition Agreement are omitted. The Registrant hereby agrees to furnish a copy of any such schedule to the Commission upon request.
ARTICLES OF INCORPORATION AND BY-LAWS
     3.1(a)*     -- Articles of Organization as amended, through June 28, 1988 (Exhibit 4 to
                    Registration Statement No. 33-22834).
     (b)*        -- Certificate of Vote of Directors Establishing a Series of a Class of Stock
                    filed
                    March 10, 1989 (Exhibit 3.1(b) to 1993 Form 10-K).
     (c)*        -- Certificate of Vote of Directors adopted July 26, 1990, electing to have certain Massachusetts legislation concerning the classification of boards of directors apply to the Registrant (Exhibit 4.1(d) to June 30, 1990 Form 10-Q).
     3.2*        -- By-Laws as amended through October 27, 1994 (Exhibit 3.1 to September 30, 1994
                    Form 10-Q).
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     4.1*        -- Indenture dated as of September 15, 1985 (Exhibit 4.1 to Registration
                    Statement No. 33-00130).
     4.2*        -- Rights Agreement dated December 23, 1988 (Exhibit 1 to Registration Statement on Form 8-A filed December 23, 1988).
     4.3*        -- Specimen Common Stock Certificate (Exhibit 4.5 of Registration Statement No.
                    33-50558).
     4.4         -- The Registrant has certain long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the
                    Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instruments to the Commission upon request.
MATERIAL CONTRACTS-EXECUTIVE COMPENSATION PLANS
     10.1*       -- 1978 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as
                    amended (Exhibit 10.1 to 1991 Form 10-K).
     10.2*       -- Amendment dated October 27, 1994 to 1978 Stock Option Plan for Key Employees
                    of BayBanks, Inc. and Affiliates (Exhibit 10.1 to September 30, 1994 Form
                    10-Q).
     10.3*       -- 1988 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as
                    amended. (Exhibit 10.2 to September 30, 1994 Form 10-Q).
     10.4*       -- BayBanks, Inc., Incentive Compensation Plan, as amended (Exhibit 10.5 to
                    September 30, 1994 Form 10-Q).
     10.5*       -- BayBanks, Inc., Compensation Plan for Directors, as amended (Exhibit 10.6 to
                    September 30, 1994 Form 10-Q).
     10.6*       -- 1990 Stock Plan for Directors, as amended (Exhibit 10.7 to September 30, 1994
                    Form 10-Q).
     10.7*       -- 1982 Restricted Stock Plan for Key Employees of BayBanks, Inc., and
                    Affiliates, as amended (Exhibit 10.3 to September 30, 1994 Form 10-Q).

   EXHIBIT
     NO.                                             DESCRIPTION
- -------------       ------------------------------------------------------------------------------
     10.8*       -- BayBanks Inc., 1994 Restricted Stock Plan, as amended (Exhibit 10.4 to
                    September 30, 1994 Form 10-Q).
     10.9*       -- BayBanks Supplemental Executive Retirement Plan (Exhibit 19.6 to June 30, 1991
                    Form 10-Q).
     10.10*      -- First Amendment dated February 26, 1992, to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.8 to 1991 Form 10-K).
     10.11*      -- Second Amendment dated July 19, 1994 to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.2 to June 30, 1994 Form 10-Q).
     10.12*      -- Third Amendment dated October 27, 1994 to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.8 to September 30, 1994 Form 10-Q).
     10.13*      -- BayBanks Profit Sharing Excess Benefit Plan (Exhibit 10.1 to March 31, 1993
                    Form 10-Q).
     10.14*      -- First Amendment to BayBanks Profit Sharing Excess Benefit Plan (Exhibit 10.1
                    to June 30, 1994 Form 10-Q).
     10.15*      -- BayBank Retirement Excess Benefit Plan (Exhibit 10.3 to June 30, 1994 Form
                    10-Q).
     10.16*      -- BayBanks, Inc., Severance Benefits Plan, as amended (Exhibit 10.9 to September
                    30, 1994 Form 10-Q).
     10.17*      -- BayBanks Deferred Payment Plans Trust Agreement (Exhibit 19 to June 30, 1992
                    Form 10-Q).
     10.18*      -- First Amendment dated October 27, 1994 to BayBanks Deferred Payment Plans
                    Trust Agreement (Exhibit 10.10 to September 30, 1994 Form 10-Q).
MATERIAL CONTRACTS -- OTHER
     10.19*      -- ESOP Stock Purchase Agreement dated as of January 22, 1990, between the
                    Registrant and Marine Midland Bank, N.A., as Co-Trustee of the Savings, Profit
                    Sharing and Stock Ownership Plan for Employees of BayBanks, Inc., and
                    Affiliated Companies (Exhibit 10.8 to 1989 Form 10-K).
MISCELLANEOUS
     11          -- Computation of Primary and Fully Diluted Earnings Per Share. See Page 64.
     21          -- Subsidiaries of the Registrant. See Page 65.
     23          -- Consent of Independent Auditors. See Page 66.
     27          -- Financial Data Schedule.

- ---------------

* Incorporated by reference to the document indicated in parentheses.