Form 10-Q
period 1995-03-31
BAYBANKS INC
filed 1995-05-10
CIK 10497

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1995                  Commission File No. 0-959

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

     As of April 26, 1995, 19,007,398 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 27.

===============================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31     DECEMBER 31    MARCH 31
                                                                                 1995          1994          1994
                                                                              -----------   -----------   -----------
ASSETS
Cash and due from banks.....................................................  $   658,022   $   829,170   $   575,551
Trading accounts............................................................       18,368        27,416        21,974

Securities portfolios
Interest-bearing deposits and other short-term investments..................      196,831       166,286       390,948
Securities available for sale -- amortized cost $221,299 at March 31, 1995,
  $220,132 at December 31, 1994 and $625,159 at March 31, 1994 (Note 2).....      222,015       220,602       628,263
Investment securities -- market value $2,644,529 at March 31, 1995,
  $2,481,584 at December 31, 1994, and $2,236,417 at March 31, 1994
  (Note 2)..................................................................    2,675,403     2,556,249     2,255,736
                                                                              -----------   -----------   -----------
                                                                                3,094,249     2,943,137     3,274,947
Loans, net of unearned income and fees (Note 3)
  Commercial................................................................    1,580,403     1,528,265     1,324,429
  Commercial real estate....................................................      977,986       956,596       919,664
  Residential mortgage......................................................    1,376,372     1,335,466     1,182,028
  Instalment................................................................    2,839,733     2,828,193     2,626,014
                                                                              -----------   -----------   -----------
                                                                                6,774,494     6,648,520     6,052,135
  Less allowance for loan losses............................................      146,348       146,835       165,221
                                                                              -----------   -----------   -----------
                                                                                6,628,146     6,501,685     5,886,914
Premises and equipment, net.................................................      193,785       195,430       192,604
Other real estate owned and in-substance foreclosures, net (Note 3).........       36,493        67,399        99,139
Other assets................................................................      214,695       206,710       188,167
                                                                              -----------   -----------   -----------
    Total assets............................................................  $10,843,758   $10,770,947   $10,239,296
                                                                              ============  ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand....................................................................  $ 2,100,424   $ 2,214,761   $ 2,022,422
  NOW accounts..............................................................    1,407,048     1,491,694     1,424,830
  Savings...................................................................    1,460,247     1,462,459     1,520,999
  Money market deposit accounts.............................................    2,493,856     2,560,425     2,721,482
  Consumer time.............................................................    1,299,848     1,095,357       956,006
  Time -- $100,000 or more..................................................      182,532       175,663        40,123
                                                                              -----------   -----------   -----------
                                                                                8,943,955     9,000,359     8,685,862
Federal funds purchased and other short-term borrowings.....................      961,883       849,517       714,975
Accrued expenses and other accounts payable.................................       66,815        71,854        51,073
Long-term debt..............................................................       51,146        51,154        54,038
Guarantee of ESOP indebtedness..............................................        6,289         9,451         9,451
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 19,006,032 at March 31, 1995, 18,999,354 at
     December 31, 1994, and 18,800,354 at March 31, 1994....................       38,012        37,999        37,601
  Surplus...................................................................      315,660       314,924       311,646
  Retained earnings.........................................................      466,287       445,167       384,138
                                                                              -----------   -----------   -----------
                                                                                  819,959       798,090       733,385
  Less treasury stock at cost -- 1,431 at December 31, 1994, and 665 at
    March 31, 1994..........................................................           --            27            37
  Less guarantee of ESOP indebtedness.......................................        6,289         9,451         9,451
                                                                              -----------   -----------   -----------
    Total stockholders' equity..............................................      813,670       788,612       723,897
                                                                              -----------   -----------   -----------
    Total liabilities and stockholders' equity..............................  $10,843,758   $10,770,947   $10,239,296
                                                                              ============  ============  ============

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            FIRST QUARTER
                                                                           ENDED MARCH 31
                                                                       -----------------------
                                                                          1995           1994
                                                                        --------       --------
Income on interest-bearing deposits and other short-term
  investments........................................................    $  2,863       $  2,485
Interest on securities available for sale and investment
  securities.........................................................      37,932         26,990
Interest and fees on loans...........................................     148,589        117,010
                                                                         --------       --------
Total income on earning assets.......................................     189,384        146,485
Interest expense on deposits and borrowings
  Deposits...........................................................      49,327         33,878
  Short-term borrowings..............................................      16,272          3,416
  Long-term debt.....................................................         831            524
                                                                         --------       --------
Total interest expense...............................................      66,430         37,818
                                                                         --------       --------
Net interest income..................................................     122,954        108,667
Provision for loan losses............................................       6,500          6,000
                                                                         --------       --------
Net interest income after provision for loan losses..................     116,454        102,667
Noninterest income
  Service charges and fees on deposit accounts.......................      26,643         26,258
  Other noninterest income...........................................      24,798         23,457
                                                                         --------       --------
Total noninterest income.............................................      51,441         49,715
Net securities gains.................................................           1             39
Operating expenses
  Salaries and benefits..............................................      60,318         56,383
  Occupancy and equipment............................................      22,126         22,487
  Other operating expenses...........................................      34,108         33,325
                                                                         --------       --------
Total operating expenses.............................................     116,552        112,195
Provision for OREO reserve, net......................................       1,000          2,937
                                                                         --------       --------
Total operating expenses after OREO provision........................     117,552        115,132
                                                                         --------       --------
Income before taxes and cumulative effect of accounting change.......      50,344         37,289
Provision for income taxes...........................................      19,869         15,078
                                                                         --------       --------
Income before cumulative effect of accounting change.................      30,475         22,211
Less cumulative effect of accounting change (net of tax benefit of
  $683
  in 1994)...........................................................          --            932
                                                                         --------       --------
NET INCOME...........................................................    $ 30,475       $ 21,279
                                                                         ========       ========
Earnings Per Share
  Income before accounting change....................................    $   1.58       $   1.16
  Less cumulative effect of accounting change........................          --           0.05
                                                                         --------       --------
  Net Income.........................................................    $   1.58       $   1.11
                                                                         ========       ========
Average shares outstanding...........................................  19,261,941     19,093,447

                                 BAYBANKS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               COMMON               RETAINED   TREASURY   ESOP LOAN
                                                STOCK    SURPLUS    EARNINGS    STOCK     GUARANTEE    TOTAL
                                               -------   --------   --------   --------   ---------   --------
BALANCE AS OF DECEMBER 31, 1993..............  $37,486   $310,355   $367,662     $ --     $(12,241 )  $703,262
  Net income -- First quarter 1994...........                         21,279                            21,279
  Cash dividends declared ($0.35 per
    share)...................................                         (6,576)                           (6,576)
  Net change in valuation reserve related to
    securities available for sale portfolio,
    net of deferred income taxes.............                          1,773                             1,773
  Other, principally employee benefit
    plans....................................      115      1,291                 (37)       2,790       4,159
                                               -------   --------   --------   --------   ---------   --------
BALANCE AS OF MARCH 31, 1994.................  $37,601   $311,646*  $384,138     $(37)    $ (9,451 )  $723,897
                                               ========  =========  =========  ========   =========== =========

BALANCE AS OF DECEMBER 31, 1994..............  $37,999   $314,924*  $445,167     $(27)    $ (9,451 )  $788,612
  Net income -- First quarter 1995...........                         30,475                            30,475
  Cash dividends declared ($.50 per share)...                         (9,499)                           (9,499)
  Net change in valuation reserve related to
    securities available for sale portfolio,
    net of deferred income taxes.............                            144                               144
  Other, principally employee benefit
    plans....................................       13        736                  27        3,162       3,938
                                               -------   --------   --------   --------   ---------   --------
BALANCE AS OF MARCH 31, 1995.................  $38,012   $315,660*  $466,287     $ --     $ (6,289 )  $813,670
                                               ========  =========  =========  ========   =========== =========

- ---------------
* Net of unamortized restricted stock compensation expense of $5,550, $6,150, and $1,223 at March 31, 1995, December 31, 1994, and March 31, 1994,
  respectively.


                                 BAYBANKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  FIRST QUARTER
                                                                                  ENDED MARCH 31
                                                                            --------------------------
                                                                              1995             1994
                                                                            --------         ---------
OPERATING ACTIVITIES
  Net income..............................................................  $ 30,475         $  21,279
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proceeds from sales and maturities of trading account assets..........   556,338           592,246
    Purchases of trading account assets...................................  (556,052)         (601,901)
    Amortization of security premium......................................     3,677             6,847
    Net securities gains..................................................        (1)              (39)
    Fixed-rate mortgages sold.............................................     7,760           171,363
    Fixed-rate mortgages originated for sale, net of principal payments...    (5,038)          (86,179)
    Student loans transferred from portfolio and sold.....................        --               333
    Provision for loan losses.............................................     6,500             6,000
    Depreciation and amortization of premises and equipment...............     6,558             6,376
    Gain on sales of premises and equipment...............................    (1,057)             (225)
    Provision for OREO reserve, net.......................................     1,000             2,937
    Deferred income taxes.................................................      (413)            6,476
    Change in other assets................................................    (2,218)               50
    Change in interest receivable.........................................    (5,623)           (6,040)
    Change in accrued expenses and other accounts payable.................    (5,292)            1,113
    Change in interest payable............................................     1,645              (212)
                                                                            --------         ---------
      Net cash provided by operating activities...........................    38,259           120,424
                                                                            --------         ---------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale....................    45,110            41,772
  Proceeds from maturities of securities available for sale...............        48             1,011
  Purchases of securities available for sale..............................   (37,500)          (36,572)
  Proceeds from maturities of investment securities.......................   335,540            63,471
  Purchases of investment securities......................................  (458,432)         (726,617)
  Net cash provided (used) by:
    Short-term investments................................................   (30,545)          412,120
    Loans(1)(2)(3)........................................................  (110,871)          (54,512)
    Customer acceptances..................................................       777             3,553
  Proceeds from sales of premises and equipment...........................     1,605               473
  Purchases of premises and equipment.....................................    (5,461)           (6,674)
  Proceeds from sales and payments related to OREO(2)(3)..................     5,094            19,358
                                                                            --------         ---------
      Net cash used by investing activities...............................  (254,635)         (282,617)
                                                                            --------         ---------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts............................  (201,195)          (49,948)
    Money market deposits.................................................   (66,569)          (10,238)
    Consumer time deposits................................................   204,491           (37,939)
    Time -- $100,000 or more..............................................     6,869             5,166
    Short-term borrowings.................................................   112,366           207,155
    Customer acceptances..................................................      (777)           (3,553)
    Long-term debt........................................................        (8)             (409)
  Dividends paid..........................................................    (9,499)           (6,576)
  Other equity transactions...............................................      (450)            1,101
                                                                            --------         ---------
      Net cash provided by financing activities...........................    45,228           104,759
                                                                            --------         ---------
  Net change in cash and cash equivalents.................................  (171,148)          (57,434)
  Cash and cash equivalents at beginning of year(4).......................   829,170           632,985
                                                                            --------         ---------
  Cash and cash equivalents at March 31(4)................................  $658,022         $ 575,551
                                                                            --------         ---------
  Supplemental disclosure of cash flow information
    Interest paid.........................................................  $ 64,785         $  38,030
    Taxes paid............................................................     9,020             5,364

- ---------------
(1) Excludes transfers of loans to the other real estate owned category of $.6 million and $8.9 million in 1995 and 1994, respectively.
(2) Excludes loan originations in conjunction with OREO sales of $1.0 million and $2.1 million in 1995 and 1994, respectively.
(3) Excludes $33.2 million of in-substance foreclosures and related reserves of $8.7 million reclassified to loans and the allowance for loan losses, respectively, as a result of the adoption of SFAS No. 114 on January 1, 1995.
(4) Cash and cash equivalents consist of cash on hand and due from banks.

                                 BAYBANKS, INC.

                        NOTE 1.  ACCOUNTING ADJUSTMENTS

     In the opinion of management, all of the adjustments (consisting of normal recurring accruals unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying financial statements. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

                         NOTE 2.  SECURITIES PORTFOLIOS

                                                           GROSS        GROSS                   WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AVERAGE
                                               COST        GAINS        LOSSES       VALUE       YIELD*
                                            ----------   ----------   ----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
MARCH 31, 1995
SECURITIES AVAILABLE FOR SALE
State and local government securities,
  maturing
  Within 1 year...........................  $   16,045     $   16      $     (1)  $    16,060      6.42%
Corporate, maturing
  Within 1 year...........................     177,600         --            --       177,600      6.58
Other**...................................      27,654        701            --        28,355      7.17
                                            ----------    -------      ---------   ----------
          Total securities available for
            sale..........................  $  221,299     $  717      $     (1)   $  222,015      6.64%
                                            ==========    =======      =========   ==========     =====
INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year...........................  $  764,523     $   25      $  (7,446)  $  757,102      4.62%
  After 1 year but within 5 years.........   1,403,626      3,253        (22,446)   1,384,433      6.04
                                            ----------    -------      ---------   ----------
                                             2,168,149      3,278        (29,892)   2,141,535      5.54
                                            ----------    -------      ---------   ----------
State and local government securities,
  maturing
  Within 1 year...........................     164,787         45           (102)     164,730      6.52
  After 1 year but within 5 years.........      34,616        131           (388)      34,359      6.93
  After 5 years but within 10 years.......      14,963        172           (106)      15,029      8.01
                                            ----------    -------      ---------   ----------
                                               214,366        348           (596)     214,118      6.69
                                            ----------    -------      ---------   ----------
Asset-backed securities...................     193,466         --         (2,755)     190,711      4.33
Mortgage-backed securities................      49,518         --         (1,257)      48,261      5.14
Industrial revenue bonds..................      48,062         --             --       48,062     11.32
Corporate and other.......................       1,842         --             --        1,842        --
                                            ----------    -------      ---------   ----------
          Total investment securities.....  $2,675,403     $3,626      $ (34,500)  $2,644,529      5.64%
                                            ==========    =======      =========   ==========     =====

- ---------------
 * Tax equivalent basis.

** BayBank, the Company's principal bank subsidiary, is a member of the Federal
   Home Loan Bank (FHLB). As of March 31, 1995, $27,555,500 in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value. As of March 31, 1995, BayBank had a $25,000,000 outstanding advance from the FHLB, at an interest rate of 6.15% and with a maturity of .2 years. This outstanding advance is included on the consolidated balance sheet in the other short-term borrowings category.


                                 BAYBANKS, INC.
                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)
                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                             COST        GAINS        LOSSES       VALUE
                                          ----------   ----------   ----------   ----------
                                                          (IN THOUSANDS)
DECEMBER 31, 1994
SECURITIES AVAILABLE FOR SALE
State and local government securities...  $    8,578     $   --      $     (14)  $    8,564
Corporate...............................     183,900         --             --      183,900
Other*..................................      27,654        484             --       28,138
                                          ----------     ------      ---------   ----------
          Total securities available for
            sale........................  $  220,132     $  484      $     (14)  $  220,602
                                          ==========     ======      =========   ==========

INVESTMENT SECURITIES
U.S. Government securities..............  $2,083,519     $   10      $ (65,101)  $2,018,428
Asset-backed securities.................     200,386         --         (5,652)     194,734
State and local government securities...     171,436         89         (1,250)     170,275
Mortgage-backed securities..............      49,503         --         (2,761)      46,742
Industrial revenue bonds................      49,548         --             --       49,548
Other...................................       1,857         --             --        1,857
                                          ----------     ------      ---------   ----------
          Total investment securities...  $2,556,249     $   99      $ (74,764)  $2,481,584
                                          ==========     ======      =========   ==========

MARCH 31, 1994
SECURITIES AVAILABLE FOR SALE
U.S. Government securities..............  $  320,602     $1,437      $      (6)  $  322,033
Mortgage-backed securities..............      28,502        893             --       29,395
State and local government securities...       6,578         --             (1)       6,577
Corporate...............................     269,375         --             --      269,375
Other...................................         102        781             --          883
                                          ----------     ------      ---------   ----------
          Total securities available for
            sale........................  $  625,159     $3,111      $      (7)  $  628,263
                                          ==========     ======      =========   ==========

INVESTMENT SECURITIES
U.S. Government securities..............  $1,768,281     $1,284      $ (16,720)  $1,752,845
Asset-backed securities.................     204,235         --         (2,750)     201,485
State and local government securities...     173,540        151           (669)     173,022
Mortgage-backed securities..............      49,457         --           (615)      48,842
Industrial revenue bonds................      58,365         --             --       58,365
Other...................................       1,858         --             --        1,858
                                          ----------     ------      ---------   ----------
          Total investment securities...  $2,255,736     $1,435      $ (20,754)  $2,236,417
                                          ==========     ======      =========   ==========

- ---------------
* BayBank, the Company's principal bank subsidiary, is a member of the Federal Home Loan Bank (FHLB). As of December 31, 1994, $27,555,500 in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value.

                            NOTE 3.  IMPAIRED LOANS

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a
Loan -- Income Recognition and Disclosures". These statements require changes in both the disclosure and impairment measurement of nonperforming loans. Certain loans which had previously been reported as nonperforming and certain in-substance foreclosures are now required to be disclosed as impaired loans. At adoption, the Company reclassified $33,173,000 of in-substance foreclosures and related reserves of $8,669,000 to loans and the allowance for loan losses, respectively. In accordance with the provisions of SFAS No. 114 and SFAS No. 118, prior year balances were not reclassified since taken as a whole they were immaterial to the financial statements.

     Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms at adoption of SFAS No. 114. Restructured, accruing loans entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure these loans may be removed from the impaired loan disclosure provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The Company had no new restructured, accruing loans in the first quarter of 1995.

     Commercial and commercial real estate loans are considered impaired, and are placed on nonaccrual, when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

     Loans are placed on nonaccrual when payment of principal or interest is considered to be in doubt or is past due 90 days or more, except for certain consumer loans and those loans which, in management's judgement, are adequately secured and for which collection is probable. Previously accrued income that has not been collected is reversed from current income, and subsequent cash receipts are applied to reduce the unpaid principal balance. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance.

     At March 31, 1995, total impaired loans were $58,618,000, comprised of $23,628,000 that had related allowances of $9,882,000 and $34,990,000 that did not require a related allowance since there was no impairment as measured by the provisions of SFAS No. 114. During the period ended March 31, 1995, the average recorded investment in impaired loans was $63,180,000; impaired loans did not contribute to interest income in the first quarter of 1995 since all cash receipts were applied to principal.

     Activity in the allowance for loan losses account during the period ended March 31, 1995 was:

                                                                          (IN THOUSANDS)
    Balance, December 31, 1994........................................            $146,835
    Provision.........................................................               6,500
    Loan losses charged off...........................................  (11,248)
    Less recoveries...................................................    4,261
                                                                        -------
    Net charge-offs...................................................              (6,987)
    Reclassification upon adoption of SFAS No. 114....................  $ 8,669
    Charge-offs of reclassified in-substance foreclosures.............   (8,669)
                                                                        -------
         Net impact of adoption of SFAS No. 114.......................                  --
                                                                                  --------
    Balance, March 31, 1995...........................................            $146,348
                                                                                  ========

            NOTE 4.  PENDING ACQUISITIONS OF FINANCIAL INSTITUTIONS

     On December 23, 1994, the Company announced that it had agreed to acquire the southern New Hampshire-based holding company NFS Financial Corp.(NFS), parent company of NFS Savings Bank, FSB and Plaistow Cooperative Bank, FSB. The stockholders of NFS will receive $20.15 in cash and .2038 shares of BayBanks, Inc. common stock for each share of NFS common stock held, an aggregate of $55.8 million in cash and 683,239 shares of BayBanks, Inc. common stock. The merger consideration is subject to adjustment under certain circumstances if the market value of the Company's stock at the closing date is less than $43.50 or more than $63.00 per share. The acquisition, approved by the boards of directors of both companies, was approved by the stockholders of NFS on April 25, 1995. This transaction is subject to the approval of various federal and state regulatory agencies. NFS had total assets of approximately $618 million at March 31, 1995. The acquisition will be accounted for as a purchase.

     On March 24, 1995, the Company announced that it had agreed to acquire Cornerstone Financial Corporation (Cornerstone), parent company of Cornerstone Bank of Derry, NH. The stockholders of Cornerstone will receive $8.80 in cash for each outstanding share of common stock held, an aggregate of approximately $18.5 million. The acquisition, approved by the boards of directors of both companies, is subject to approval by the stockholders of Cornerstone and various federal and state regulatory agencies. Cornerstone had total assets of approximately $141 million at March 31, 1995. The acquisition will be accounted for as a purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PERFORMANCE OVERVIEW

     BayBanks' net income was $30.5 million for the first quarter of 1995, or $1.58 per share, compared with net income of $21.3 million, or $1.11 per share, for the first quarter of 1994, an increase of 42% on a per share basis. The increase in net income was affected by the following items:

     - Operating income (defined below) increased by 26% in the first quarter of 1995, compared with the first quarter of 1994.

     - Net income for the first quarter of 1994 included an after-tax charge of $932 thousand, or $.05 per share, reflecting the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."

EARNINGS ANALYSIS

Operating Income (tax equivalent basis)

     Operating income, presented in TABLE A (page 10) excludes net securities gains, the provisions for loan losses and the other real estate owned (OREO) reserve, and is before income taxes. For the first quarter of 1995, operating income was $60.6 million compared with $48.2 million in the first quarter of 1994. The 26% increase in operating income resulted from a 14% increase in net interest income and a 3% growth in noninterest income, offset by a 4% growth in operating expenses.

                                    TABLE A
                             SUMMARY OF OPERATIONS
                     FOR THE FIRST QUARTERS ENDED MARCH 31
                              TAX EQUIVALENT BASIS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           1995         1994
                                                                         --------     --------
Income on earning assets...............................................  $192,179     $148,458
Interest on deposits and borrowings....................................    66,430       37,818
                                                                         --------     --------
Net interest income....................................................   125,749      110,640
Noninterest income.....................................................    51,441       49,715
                                                                         --------     --------
Total income from operations...........................................   177,190      160,355
Operating expenses.....................................................   116,552      112,195
                                                                         --------     --------
Operating Income Before Net Securities Gains and Provisions for
  Loan Losses and OREO Reserve.........................................    60,638       48,160
                                                                         --------     --------
Net securities gains...................................................         1           39
                                                                         --------     --------
Provision for loan losses..............................................     6,500        6,000
Provision for OREO reserve, net........................................     1,000        2,937
                                                                         --------     --------
Credit provisions......................................................     7,500        8,937
                                                                         --------     --------
Income before taxes and cumulative effect of accounting change.........    53,139       39,262
Income taxes and tax equivalent adjustment.............................    22,664       17,051
                                                                         --------     --------
Income before cumulative effect of accounting change...................    30,475       22,211
Less cumulative effect of accounting change (net of tax benefit of
  $683)................................................................        --          932
                                                                         --------     --------
Net Income.............................................................  $ 30,475     $ 21,279
                                                                         ========     ========
Earnings Per Share
     Income before accounting change...................................  $   1.58     $   1.16
     Less cumulative effect of accounting change.......................        --         0.05
                                                                         --------     --------
     Net Income........................................................  $   1.58     $   1.11
                                                                         ========     ========

Net Interest Income

     Net interest income was $125.7 million in the first quarter of 1995, compared with $110.6 million in the first quarter of 1994. The net interest margin in the first quarter of 1995 was 5.16%, compared with 5.00% in the first quarter of 1994 and 5.08% in the fourth quarter of 1994. Net interest income and the net interest margin are affected by both the quantity and mix of interest-bearing assets and liabilities and movements in interest rates.

     The growth in net interest income in the first quarter of 1995 compared with the first quarter of 1994 resulted from a 10% growth in average earning assets and higher interest rates. Average loans increased 11%; the growth was balanced between corporate and consumer lending. In addition, the average securities portfolios grew by 9%.

     The yield on earning assets was 7.89% in the first quarter of 1995, compared with 6.72% in the first quarter of 1994, as a result of overall higher interest rates on the loan portfolios and increases in yields on the securities portfolios as scheduled maturities were reinvested at higher rates.

     BayBanks' funding costs increased during the first quarter of 1995, compared with the first quarter of 1994 due to increased market interest rates and an increased level of purchased funds. Rates on core deposits (which include money market deposit accounts and consumer certificates of deposit) increased in the first quarter of 1995 compared with the first quarter of 1994 due to market competition. In addition, customers moved balances from transaction accounts to higher yielding certificates of deposit. The cost of total interest-bearing liabilities (as a percentage of average earning assets) increased 101 basis points to 2.73% in the first quarter of 1995, compared with 1.72% in the first quarter of 1994.

Noninterest Income

     Noninterest income consists primarily of service charges on deposit accounts and fees from credit and non-credit services and is well diversified among consumer, corporate, and small business banking activities. Noninterest income (TABLE B) increased 3% to $51.4 million in the first quarter of 1995, compared with $49.7 million in the first quarter of 1994.

     Service charges and fees on deposit accounts continued to provide over one-half of noninterest income. Total service charges and fees on deposit accounts were $26.6 million in the first quarter of 1995, up slightly from $26.3 million in the first quarter of 1994. The increase was due to higher service charges and fees on consumer accounts resulting from selected repricings, partially offset by a decline in corporate service charges due to higher earnings credit rates on compensating deposit balances.

     Processing fees increased 18% to $4.0 million in the first quarter of 1995 from $3.4 million in the first quarter of 1994. The increase resulted primarily from an increased volume of point-of-sale transactions.

     Investment management and brokerage fees increased 12% to $2.3 million in the first quarter of 1995 from $2.1 million in the first quarter of 1994. This increase was primarily from investment advisory fees earned on higher BayFunds(R) balances. Total assets under management in BayFunds(R) were $1.4 billion at March 31, 1995, as compared with $1.2 billion at March 31, 1994.

     Mortgage banking fees were $1.7 million in the first quarter of 1995, compared with $2.3 million in the first quarter of 1994 and were up slightly from $1.5 million in the fourth quarter of 1994. The decline from the first quarter of 1994 was primarily due to a decrease in secondary marketing activity resulting from a decrease in refinance volume as interest rates increased.

     International fees increased 36% to $1.7 million in the first quarter of 1995, from $1.2 million in the first quarter of 1994. This increase resulted primarily from an increase in international activity including net gains from foreign exchange transactions.

     Other noninterest income increased to $1.9 million in the first quarter of 1995 from $1.1 million in the first quarter of 1994. The increase was primarily due to gains on sales of branch buildings no longer utilized by the Company.

                                    TABLE B
                               NONINTEREST INCOME
                     FOR THE FIRST QUARTERS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                     1995        1994       CHANGE
                                                    -------     -------     -------
   Service charges and fees on deposit accounts...  $26,643     $26,258     $  385
   Credit card fees...............................    5,103       5,075         28
   Processing fees................................    3,985       3,381        604
   Trust fees.....................................    3,617       3,773       (156)
   Investment management and brokerage fees.......    2,306       2,067        239
   Mortgage banking fees..........................    1,705       2,296       (591)
   International fees.............................    1,671       1,226        445
   All other fees.................................    4,557       4,540         17
   Other noninterest income.......................    1,854       1,099        755
                                                    -------     -------     ------
             Total noninterest income.............  $51,441     $49,715     $1,726
                                                    =======     =======     ======

Operating Expenses

     The operating expense analysis presented in TABLE C (page 12) separates OREO and loan workout expenses from other operating expenses. Operating expenses, excluding OREO and loan workout, were $114.8 million in the first quarter of 1995, compared with $108.6 million in the first quarter of 1994.

     Salaries and benefits were $60.3 million in the first quarter of 1995, compared with $56.4 million in the first quarter of 1994. The increase was primarily the result of normal salary and benefit increases and accruals for performance awards.

     Occupancy and equipment expenses were $22.1 million in the first quarter of 1995 compared with $22.5 million in the first quarter of 1994. The decrease was primarily the result of savings realized from the renegotiation of telecommunications and other equipment rental contracts during 1994, as well as from lower maintenance expenses due to milder weather in 1995. These savings were partially offset by an increase in rent expense due to the opening of new branch locations.

     Postage and supplies expenses were $5.7 million in the first quarter of 1995, compared with $4.8 million in the first quarter of 1994. This increase was the result of increased postal rates in 1995, combined with an increased volume and higher paper costs of printed forms and supplies.

     FDIC insurance expense declined 11% to $4.9 million in the first quarter of 1995, from $5.5 million in the first quarter of 1994. The decrease was attributable to improved FDIC risk classifications at the Company's bank subsidiaries that resulted in lower insurance rates in 1995. The benefit of lower insurance rates was partially offset by an increase in the insured deposit base.

     Other operating expenses were $16.4 million in the first quarter of 1995, compared with $14.3 million in the first quarter of 1994. Included in the first quarter of 1995 are expenses associated with system enhancements.

     OREO and loan workout expenses decreased 51% to $1.7 million in the first quarter of 1995, from $3.6 million in the first quarter of 1994, reflecting the continued disposition of OREO properties and impaired loans.

                                    TABLE C
                               OPERATING EXPENSES
                     FOR THE FIRST QUARTERS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                1995         1994       CHANGE
                                                              --------     --------     -------
Salaries and benefits.....................................    $ 60,318     $ 56,383     $ 3,935
Occupancy and equipment...................................      22,126       22,487        (361)
Postage and supplies......................................       5,722        4,838         884
Marketing and public relations............................       5,339        5,117         222
FDIC insurance............................................       4,875        5,451        (576)
Other.....................................................      16,429       14,344       2,085
                                                              --------     --------     -------
Operating expenses excluding OREO expenses................     114,809      108,620       6,189
OREO and loan workout expenses............................       1,743        3,575      (1,832)
                                                              --------     --------     -------
          Total operating expenses........................    $116,552     $112,195     $ 4,357
                                                              ========     ========     =======

Provisions for Loan Losses and the OREO Reserve

     The provisions for loan losses and the OREO reserve (credit provisions) declined in the first quarter of 1995 to $7.5 million, compared with $8.9 million in the first quarter of 1994. The provision for loan losses was $6.5 million in the first quarter of 1995, compared with $6.0 million in the first quarter of 1994. The net provision for the OREO reserve was $1.0 million in the first quarter of 1995, compared with $2.9 million in the first quarter of 1994. The OREO provision was offset by net gains on sales of properties of $1.5 million in the first quarter of 1995 and $563 thousand in the first quarter of 1994 as net reserves required for OREO properties continued to decline.

Income Taxes

     The Company's provision for income taxes was $19.9 million in the first quarter of 1995, compared with $15.1 million in the first quarter of 1994. The effective tax rate was 39.5% in the first quarter of 1995, compared with 40.4% in the first quarter of 1994 due to a somewhat higher level of municipal income in 1995.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased 10% to $9.8 billion during the first quarter of 1995, compared with $8.9 billion in the first quarter of 1994, due primarily to growth in the average loan balances to $6.7 billion in the first quarter of 1995 from $6.0 billion in the first quarter of 1994. The growth was balanced between the commercial and consumer loan portfolios.

Loan Portfolio

     Consumer loans represented 62% of the Company's quarter-end loan portfolio, with $1.4 billion in residential loan balances and $2.8 billion in various types of instalment loan balances. Consumer lending activities are focused primarily on the Massachusetts market. Commercial and commercial real estate loans were 38% of the loan portfolio. The majority of these loans are to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed-rate and adjustable-rate residential mortgage loans. The majority of fixed-rate residential mortgage loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and adjustable-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio. Student loans are originated and held in the loan portfolio while they are in a deferred payment status. Student loans held for possible sale at March 31, 1995 were $249 million.

     An analysis of changes in major loan categories from December 31, 1994, to March 31, 1995, is presented in TABLE D (page 14). Loan business volume was $121 million compared with $146 million in the first quarter of 1994. Commercial loan volumes were $52 million in the first quarter of 1995, compared with $2 million in the first quarter of 1994. Commercial loan growth was widely distributed, but included increases with major retailers in the Company's market area and expansion of the Company's automobile dealer financing. The Company's international loan portfolio, which is focused primarily on Mexico and South America, stood at $172 million at March 31, 1995 compared with $160 million at December 31, 1994 and $92 million at March 31, 1994. These international facilities are predominantly trade related and primarily with well-known and established foreign banks. Business volume in the commercial real estate portfolio was $6 million during the first quarter of 1995, compared with an outflow of $6 million during the first quarter of 1994. Residential mortgage volume was principally the result of purchase money mortgages, mostly adjustable-rate. The Company underwrote and sold $8 million of fixed-rate residential mortgage loans during the first quarter of 1995, compared with $171 million in the first quarter of 1994. At March 31, 1995, loans held for sale were $2 million, compared with $40 million at March 31, 1994. The decline in secondary market activity is due to a decline in fixed-rate refinancing as market interest rates increased. Instalment net loan business volume was $19 million, compared with $33 million in the first quarter of 1994, as automobile lending declined in response to increased interest rates. In addition, credit card business volume reflected a seasonal decline in balances, while student loan volumes and home equity lending were strong.

                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)
                                                                            FIRST QUARTER 1995
                                                                   ANALYSIS OF CHANGE IN LOAN CATEGORIES             NET BUSINESS
                                                         ---------------------------------------------------------      VOLUME
                                           INCREASE                                            OTHER        NET         FIRST
                             MARCH 31    FOR THE FIRST      GROSS      TRANSFERS             TRANSFERS,   BUSINESS     QUARTER
                               1995         QUARTER      CHARGE-OFFS    TO OREO     SALES      NET(1)      VOLUME        1994
                            ----------   -------------   -----------   ---------   -------   ----------   --------   ------------
Commercial................  $1,580,403     $  52,138      $    (961)     $ (22)    $    --    $  1,525    $ 51,596     $  2,003
Commercial real estate....     977,986        21,390         (1,713)        --          --      16,802       6,301       (5,741)
Residential mortgage......   1,376,372(2)      40,906        (1,387)      (500)     (7,760)      6,177      44,376      116,373
Instalment loans
  Automobile and other....   1,289,459       (29,286)        (1,731)        --          --          --     (27,555)      13,387
  Home equity.............     755,949        13,745           (511)       (77)         --          --      14,333       (6,010)
  Credit card.............     293,495       (26,031)        (3,141)        --          --          --     (22,890)     (25,458)
  Student loans...........     367,102(3)      55,631          (153)        --          --          --      55,784       51,201
  Reserve credit..........     133,728        (2,519)        (1,651)        --          --          --        (868)          98
                            ----------     ---------      ---------      -----     -------    --------    --------     --------
  Total instalment
    loans.................   2,839,733        11,540         (7,187)       (77)         --          --      18,804       33,218
                            ----------     ---------      ---------      -----     -------    --------    --------     --------
Total loans...............  $6,774,494     $ 125,974      $ (11,248)     $(599)    $(7,760)   $ 24,504    $121,077     $145,853
                            ==========     =========      =========      =====     =======    ========    ========     ========

- ---------------
(1) As a result of the adoption of SFAS No. 114 on January 1, 1995, the Company reclassified $33.2 million of in-substance foreclosures and $8.7 million of related reserves to loans and the allowance for loan losses, respectively. Charge-offs of $8.7 million were subsequently recorded during the first quarter of 1995.

(2) Includes residential mortgage loans held for sale of $2 million at March 31, 1995.

(3) Includes student loans held for sale of $249 million at March 31, 1995.

Securities Portfolios

     The securities portfolios (TABLE E) totaled $3.1 billion at March 31, 1995, $2.9 billion at December 31, 1994, and $3.3 billion at March 31, 1994. The weighted average maturity of the securities portfolios was 1.5 years at March 31, 1995 compared with 1.6 years and 1.1 years at December 31, 1994 and March 31, 1994, respectively.

     Short-term investments were $197 million at March 31, 1995, compared with $166 million at December 31, 1994, and $391 million at March 31, 1994. The decline in the balance since the first quarter of 1994 reflects the reinvestment of certain proceeds from maturing short-term investments into the securities available for sale and investment securities portfolios.

     Securities available for sale, consisting principally of debt securities, are stated at market value. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital.

     The investment securities portfolio, consisting principally of debt securities, is stated at amortized cost. This basis for valuation reflects management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.7 billion at March 31, 1995, and $2.3 billion at March 31, 1994. At March 31, 1995, gross unrealized gains were $4 million and gross unrealized losses were $34 million.

     The Company's investment securities portfolio contains U.S. Government securities, state and local government securities, asset-backed securities, mortgage-backed securities, and industrial revenue bonds. The total state and local government portfolio, which is concentrated primarily in Massachusetts, was $214 million at March 31, 1995, with the single largest issue being approximately $8 million. All securities were either rated investment grade or, in the case of unrated securities, were determined by management to be equivalent to investment grade.

     The Company also has a trading account securities portfolio consisting of debt securities recorded at market value, which was $18 million at March 31, 1995 and $22 million at March 31, 1994. Trading account gains were $723 thousand in the first quarter of 1995, compared with $465 thousand in the first quarter of 1994.

                                    TABLE E
                             SECURITIES PORTFOLIOS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)
                                                         MARCH 31      DECEMBER 31       MARCH 31
                                                           1995            1994            1994
                                                        ----------     ------------     ----------
Short-term investments................................  $  196,831      $  166,286      $  390,948
                                                        ----------     ------------     ----------
Securities available for sale
  U.S. Government securities..........................          --              --         322,033
  U.S. Agency mortgage-backed securities..............          --              --          29,395
  State and local government securities...............      16,060           8,564           6,577
  Corporate and other.................................     205,955         212,038         270,258
                                                        ----------      ----------      ----------
                                                           222,015         220,602         628,263
                                                        ----------      ----------      ----------
Investment securities
  U.S. Government securities..........................   2,168,149       2,083,519       1,768,281
  Asset-backed securities.............................     193,466         200,386         204,235
  State and local government securities...............     214,366         171,436         173,540
  Industrial revenue bonds............................      48,062          49,548          58,365
  U.S. Agency mortgage-backed securities..............      49,518          49,503          49,457
  Corporate and other.................................       1,842           1,857           1,858
                                                        ----------      ----------      ----------
                                                         2,675,403       2,556,249       2,255,736
                                                        ----------      ----------      ----------
Total.................................................  $3,094,249      $2,943,137      $3,274,947
                                                        ==========      ==========      ==========
Weighted average maturity of securities available for
  sale and investment securities in years*............         1.6             1.7             1.3
Weighted average maturity of total securities in
  years*..............................................         1.5             1.6             1.1

- ---------------
* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities

Deposits and Other Sources of Funds

     The Company's extensive product lines, Customer Sales and Service Center, and banking network of 205 full-service offices and 372 automated banking facilities generate significant core deposits, which accounted for 98% of total average deposits during the first quarter of 1995.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts (MMDAs), and consumer time certificates. Average core deposits were $8.5 billion in the first quarters of 1995 and 1994. Average transaction accounts were $4.8 billion in the first quarters of 1995 and 1994, down slightly from $4.9 billion in the fourth quarter of 1994, as certain customers moved balances to higher yielding certificates of deposit. Average consumer certificates of deposit were $1.2 billion during the first quarter of 1995, compared with $1.0 billion in the first quarter of 1994 and $1.1 billion in the fourth quarter of 1994.

     Average corporate certificates of deposit in excess of $100 thousand (CDs) were $175 million in the first quarter of 1995, compared with $37 million in the first quarter of 1994 and $136 million in the fourth quarter of 1994.

     Average purchased funds were $1.1 billion for the quarters ended March 31, 1995 and December 31, 1994, an increase from $425 million for the quarter ended March 31, 1994 as the average loan and securities portfolios increased.

Interest Rate Risk Management and Liquidity

     BayBanks' Capital Markets Committee monitors and manages the Company's overall balance sheet interest sensitivity position, the securities portfolios, funding, and liquidity. Interest sensitivity, as measured by the Company's gap position, is affected by the level and direction of interest rates and current liquidity preferences of its customers. A negative gap indicates that liabilities will reprice more quickly than assets and a positive gap indicates that assets will reprice in aggregate before liabilities. These factors, as well as projected balance sheet growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the national and regional economic environments, are considered in the asset and liability management decision process.

     The Company's interest sensitivity gap position, as shown in TABLE F, is based on contractual maturities and repricing opportunities; however, in a period of rising or falling interest rates, this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, the cost of certain interest-bearing core deposit categories may lag changes in market interest rates, although the Company contractually can change the interest rates on these deposits at any time. A management adjustment provides for these expected repricing lags, and for the notion that interest rate changes in many of these core deposit categories, particularly certain transaction accounts, have not been as sensitive to changes in market interest rates.

     At March 31, 1994, the Company's adjusted gap for the total within-180 day period had moved from a positive gap position of $76 million at December 31, 1994, to a positive gap position of $614 million at March 31, 1995. The total within-one-year gap moved from a positive $648 million at December 31, 1994 to a positive $1.2 billion at March 31, 1995.

                                    TABLE F
                       INTEREST RATE SENSITIVITY POSITION
                                 AT PERIOD-END
                                 (IN MILLIONS)

                                          0-30     31-90    91-180   TOTAL WITHIN   181-365   TOTAL WITHIN
                                          DAYS     DAYS      DAYS      180 DAYS      DAYS       ONE YEAR
                                         ------   -------   ------   ------------   -------   ------------
March 31, 1995
  Total assets.........................  $3,551   $   706    $817      $  5,074     $1,145       $6,219
  Total liabilities....................   6,789       202     190         7,181        365        7,546
                                         ------   -------    ----      --------     ------       ------
  Net contractual gap position.........  (3,238)      504     627        (2,107)       780       (1,327)
  Net interest rate swaps..............       5        --      --             5         --            5
                                         ------   -------    ----      --------     ------       ------
  Net gap position including interest
     rate swaps at March 31, 1995......  (3,233)      504     627        (2,102)       780       (1,322)
  Management adjustment................   4,488    (1,658)   (114)        2,716       (229 )      2,487
                                         ------   -------    ----      --------     ------       ------
Management adjusted gap at
  March 31, 1995.......................  $1,255   $(1,154)   $513      $    614     $  551       $1,165
                                         ======   =======    ====      ========     ======       ======
Management adjusted gap at
  December 31, 1994....................  $1,084   $(1,275)   $267      $     76     $  572       $  648
                                         ======   =======    ====      ========     ======       ======
Management adjusted gap at
  March 31, 1994.......................  $2,189   $(2,378)   $187      $     (2)    $  (59 )     $  (61)
                                         ======   =======    ====      ========     ======       ======

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

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $1.8 billion, or 18% of total deposits and borrowings, at March 31, 1995. The Company's strong liquidity position, allowed for the expansion of the loan portfolio during the first quarter of 1995. The Company derives additional liquidity flexibility from the relatively short average maturity (1.5 years) of its securities portfolios.

     The statement of cash flows provides additional information on liquidity. The statement presents the results of the Company's operating, investing, and financing activities. Operating activities included $30.5 million in net income for the first quarter of 1995, before adjustment of noncash items. Investing activities consist primarily of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities consist primarily of the net deposit activity in the Company's various accounts and short-term borrowings, as well as dividends paid.

     Cash and cash equivalents were $829 million at December 31, 1994. During the first quarter of 1995, net cash provided by operating activities was $38 million, net cash used in investing activities totaled $254 million, and net cash provided by financing activities was $45 million. Cash and cash equivalents were $658 million at March 31, 1995.

     The parent company's sources of liquidity are dividend and interest income received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate, the acquisition of subsidiaries, and dividends paid to stockholders. During the first quarter of 1995 BayBank, the Company's largest bank subsidiary, repaid a $46.5 million floating rate note to the parent company. The parent company contributed $1 million of capital to a nonbank subsidiary during the first quarter of 1995. Dividends received from bank subsidiaries were $8 million and dividends received from nonbank subsidiaries were $2 million during the first quarter of 1995. The parent company paid $9 million in dividends to its stockholders. At March 31, 1995 the parent company had $129 million in cash, short-term investments, and other securities.

CREDIT QUALITY REVIEW

Overview

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign their loans a grade, or risk rating, and, if necessary, a specific loan loss reserve calculated under the provisions of SFAS No. 114. An independent Loan Review Department then reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the OREO reserve, and the related provisions reflect this analysis.

     Nonperforming assets, presented in TABLE G (page 18) (which exclude restructured, accruing loans and accruing loans 90 days or more past due), include nonperforming loans (including impaired loans) and OREO and were $112 million at March 31, 1995, an 8% decrease from $122 million at December 31, 1994 and a 45% decrease from $204 million at March 31, 1994, continuing the favorable trend that began in 1991.

                                    TABLE G
            NONPERFORMING ASSETS, RESTRUCTURED, ACCRUING LOANS, AND
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                        MARCH 31     DECEMBER 31      MARCH 31
                                                          1995           1994           1994
                                                        --------     ------------     --------
Nonperforming loans...................................  $ 75,512       $ 54,627       $104,605
Other real estate owned
  In-substance foreclosures...........................    11,617         44,610         62,163
  Foreclosed property.................................    41,418         47,760         63,944
                                                        --------       --------       --------
                                                          53,035         92,370        126,107
  Less OREO reserve...................................    16,542         24,971         26,968
                                                        --------       --------       --------
  OREO, net of reserve................................    36,493         67,399         99,139
                                                        --------       --------       --------
Total nonperforming assets............................  $112,005       $122,026       $203,744
                                                        ========       ========       ========
Restructured, accruing loans..........................  $  6,765       $ 13,537       $ 12,878
                                                        ========       ========       ========
Accruing loans 90 days or more past due...............  $ 30,427       $ 36,193       $ 49,130
                                                        ========       ========       ========
Nonperforming assets as a percentage of loans and
  OREO................................................      1.6%           1.8%           3.3%
Nonperforming assets as a percentage of total
  assets..............................................       1.0            1.1            2.0

     The decline in nonperforming assets is shown in TABLE H. This result was achieved by successful workout activities that included property sales, payments on nonperforming loans, and loans that qualified for, and were returned to, accrual status. Favorable resolutions were $12 million in the first quarter of 1995, or 10% of nonperforming assets at the beginning of the period. Additions to nonperforming assets were $8 million in the first quarter of 1995, a decrease of 63% compared with $21 million in the first quarter of 1994. As of March 31, 1995, the Company had OREO property sales pending of $5.3 million.

                                    TABLE H
                            CHANGE IN ASSET QUALITY
                                 (IN THOUSANDS)

                                        1995                            1994
                                      --------     -----------------------------------------------
                                       FIRST        FOURTH       THIRD        SECOND       FIRST
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                      --------     --------     --------     --------     --------
Nonperforming assets (1)............  $112,005     $122,026     $137,104     $172,921     $203,744
                                      ========     ========     ========     ========     ========
Nonperforming asset activity:
  Additions.........................  $  7,573     $ 19,554     $ 10,233     $ 23,446     $ 20,656
                                      --------     --------     --------     --------     --------
  Payments..........................    (5,721)      (6,797)     (10,428)     (10,879)      (8,070)
  Returns to accrual................      (104)      (7,098)     (11,990)      (9,992)      (4,349)
  OREO sales........................    (6,645)     (14,244)     (15,058)     (19,525)     (21,477)
                                      --------     --------     --------     --------     --------
     Total improvements.............   (12,470)     (28,139)     (37,476)     (40,396)     (33,896)
                                      --------     --------     --------     --------     --------
     Net outflow....................    (4,897)      (8,585)     (27,243)     (16,950)     (13,240)
                                      --------     --------     --------     --------     --------
Charge-offs.........................    (4,884)(2)   (8,378)      (7,911)     (14,648)      (9,504)
Net change in OREO reserve..........      (240)(2)    1,885         (663)         775        2,808
                                      --------     --------     --------     --------     --------
Total decrease in nonperforming
  assets............................  $(10,021)    $(15,078)    $(35,817)    $(30,823)    $(19,936)
                                      ========     ========     ========     ========     ========

- ---------------
(1) At period-end, excluding restructured, accruing loans and accruing loans 90 days or more past due.

(2) The transfer of $8.7 million of reserves related to in-substance foreclosures reclassified to loans upon adoption of SFAS No. 114 and subsequent charge-offs of $8.7 million recorded during the first quarter of 1995 had no effect on total nonperforming assets and are not reflected in the table above.


Nonperforming Loans

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under SFAS No. 114, a loan is impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and instalment loans, are exempt from the provisions of SFAS No. 114.

     Total nonperforming loans (TABLE I) were $76 million at March 31, 1995 as compared with $55 million at December 31, 1994 and $105 million at March 31, 1994. Nonperforming loans at March 31, 1995 include the net reclassification of $24 million from in-substance foreclosure as a result of the adoption of SFAS No. 114, as further discussed below. Excluding this reclassification, nonperforming loans declined approximately 5% from December 31, 1994 as the resolution of problem assets continued to exceed new additions.

                                    TABLE I
                              NONPERFORMING LOANS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,
                                          MARCH 31, 1995           1994            MARCH 31, 1994
                                          ---------------     ---------------     ----------------
Commercial..............................  $ 16,363     22%    $ 17,480     32%    $  42,223     40%
Commercial real estate..................    42,255     56       26,638     49        47,855     46
Residential mortgage....................    15,278     20        8,971     16        12,681     12
Instalment..............................     1,616      2        1,538      3         1,846      2
                                          --------    ---     --------    ---     ---------    ---
          Total nonperforming loans.....  $ 75,512    100%    $ 54,627    100%    $ 104,605    100%
                                          ========    ===     ========    ===     =========    ===

     Other Real Estate Owned

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. Under SFAS No. 114, the definition of in-substance foreclosure has been narrowed to assets for which the Company has received physical possession of the collateral. Upon adoption of this statement on January 1, 1995, the Company reclassified $33 million of in-substance foreclosures and $9 million of related reserves to loans and the allowance for loan losses, respectively. OREO (net of a valuation reserve) which reflects this reclassification declined to $36 million during the first quarter of 1995 from $67 million at December 31, 1994 and $99 million at March 31, 1994. Excluding the impact of the SFAS. No. 114 reclassification, OREO continued to decline due primarily to property sales.

Restructured, Accruing Loans

     The Company restructures credits with troubled borrowers if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured generally remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms. Restructured, accruing loans were $7 million at March 31, 1995, compared with $13 million at March 31, 1994.

     The adoption of SFAS No. 114 also impacts the accounting for troubled debt restructurings. Restructured, accruing loans entered into after January 1, 1995 are accounted for as impaired loans until the year subsequent to restructure, provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The Company did not enter into any restructured, accruing loan agreements during the first quarter of 1995. Loans restructured prior to the adoption of SFAS No. 114 are exempt from the provisions of that statement provided that they are performing under the restructured terms.

     At March 31, 1995, restructured, accruing loans which were entered into prior to the adoption of SFAS No. 114 and which were performing under the restructured terms were $7 million; restructured, accruing loans were $14 million at December 31, 1994.

     Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due declined 16% to $30 million at March 31, 1995, from $36 million at December 31, 1994, and 38% from $49 million at March 31, 1994. (TABLE J).

     Of the $30 million in accruing loans past due 90 days or more at March 31, 1995, residential real estate loans and instalment loans together represented 92% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $8 million in residential real estate loans, $7 million were in owner-occupied properties.

                                    TABLE J
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)
                                                                DECEMBER 31,
                                           MARCH 31, 1995           1994           MARCH 31, 1994
                                           ---------------     ---------------     ---------------
Commercial...............................   $   624      2%     $   348      1%     $ 3,811      8%
Commercial real estate...................     1,974      6        4,626     13        6,109     12
Residential mortgage.....................     8,492     28       10,104     28       17,715     36
Instalment...............................    19,337     64       21,115     58       21,495     44
                                            -------    ---      -------    ---      -------    ---
  Total..................................   $30,427    100%     $36,193    100%     $49,130    100%
                                            =======    ===      =======    ===      =======    ===

Allowance for Loan Losses

     Since older problem assets are being resolved and the amount of emerging problem assets declined, the allowance for loan losses (TABLE K) was not replenished to the full extent of charge-offs. While the overall allowance declined, its coverage of nonperforming loans increased to 194% at March 31, 1995, from 158% at March 31, 1994. The coverage of nonperforming loans was 269% at December 31, 1994. However, on a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994 and the subsequent charge-off of ISF reserves reclassified to the allowance for loan losses, the year end coverage ratio would have been 186%. As such, on a comparable basis, the coverage of nonperforming loans increased during the first quarter of 1995.

                                    TABLE K
                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)
                                                                            FIRST QUARTER
                                                                       ---------------------
                                                                       1995(1)          1994
                                                                       -------          ----
Loans outstanding at March 31.......................................  $6,774,494     $6,052,135
                                                                      ==========     ==========
Average loans.......................................................  $6,710,187     $6,042,317
                                                                      ==========     ==========
Allowance for loan losses:
Balance at beginning of period......................................  $  146,835     $  171,496
  Loans charged off
     Commercial.....................................................         961          1,448
     Commercial real estate.........................................       1,713          6,051
     Residential mortgage...........................................       1,387          1,787
     Instalment.....................................................       7,187          7,005
                                                                      ----------     ----------
     Total loans charged off........................................      11,248         16,291
                                                                      ----------     ----------
  Recoveries
     Commercial.....................................................       1,013          1,680
     Commercial real estate.........................................       1,296            242
     Residential mortgage...........................................         440            672
     Instalment.....................................................       1,512          1,422
                                                                      ----------     ----------
     Total recoveries...............................................       4,261          4,016
                                                                      ----------     ----------
     Net loans charged off..........................................       6,987         12,275
Provision for loan losses...........................................       6,500          6,000
                                                                      ----------     ----------
Balance at March 31.................................................  $  146,348     $  165,221
                                                                      ==========     ==========
Annualized net charge-offs as a percentage of average period-to-date
  loans.............................................................        0.4%           0.8%
Allowance for loan losses as a percentage of period-end loans.......        2.2            2.7
Allowance for loan losses as a percentage of nonperforming loans....      193.8          157.9
Allowance for loan losses as a percentage of nonperforming loans, restructured, accruing loans, and accruing loans past due 90 days
  or more...........................................................      129.9           99.2

- ---------------
(1) As a result of the adoption of SFAS No. 114 on January 1, 1995, $33.2 million of in-substance foreclosures and related reserves of $8.7 million were reclassified to loans and the allowance for loan losses, respectively. Charge-offs of $8.7 million were subsequently recorded during the first quarter of 1995. The reclassification of in-substance foreclosures reserves and subsequent charge-offs had no effect on the allowance for loan losses and are not reflected in the table above.

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.36% for total capital and 11.81% for core capital at March 31, 1995, compared with 13.06% and 11.32%, respectively, at March 31, 1994. At December 31, 1994, the consolidated risk-based capital ratios were 13.06% for total capital and 11.51% for core capital. The consolidated leverage ratio was 7.55%, 7.35%, and 7.33% at March 31, 1995, December 31, 1994, and March 31, 1994, respectively. (TABLE L).

                                    TABLE L
                                 CAPITAL RATIOS
                                 MARCH 31, 1995

                                           RISK-BASED RATIOS
                         -----------------------------------------------------
                               TIER 1 CAPITAL             TOTAL CAPITAL              LEVERAGE RATIO
                         -------------------------- -------------------------- --------------------------
                          REQUIRED TO BE             REQUIRED TO BE             REQUIRED TO BE
                         WELL CAPITALIZED* REPORTED WELL CAPITALIZED* REPORTED WELL CAPITALIZED* REPORTED
                         ----------------- -------- ----------------- -------- ----------------- --------
BayBanks, Inc...........        n/a%         11.81%         n/a%        13.36%         n/a%         7.55%
BayBank.................       6.00           9.90        10.00         11.16         5.00          6.36
BayBank Boston, N.A.....       6.00          11.11        10.00         12.83         5.00          6.79
BayBank Connecticut, N.A...    6.00          13.12        10.00         14.38         5.00         12.11

- ---------------
* Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

 n/a - not applicable


     BayBanks paid a dividend in the first quarter of 1995 of $.50 per share. On April 27, 1995, BayBanks declared a quarterly dividend of $.50 per share payable June 1, 1995.

                                 BAYBANKS, INC.

                      AVERAGE BALANCES AND CAPITAL RATIOS

                             (DOLLARS IN MILLIONS)

                                             1995                     1994
                                            -------   -------------------------------------
                                             FIRST    FOURTH     THIRD    SECOND     FIRST
                                            QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                            -------   -------   -------   -------   -------
ASSETS
Interest-bearing deposits and other
  short-term investments..................  $  205    $  176    $  175    $  204    $  315
Securities available for sale, at cost....     231       190       420       597       618
Investment securities, at cost............   2,687     2,849     2,840     2,347     1,938
Loans(1)
  Commercial..............................   1,533     1,499     1,372     1,360     1,294
  Commercial real estate..................     980       928       915       908       926
  Residential mortgage....................   1,357     1,302     1,256     1,193     1,209
  Instalment..............................   2,840     2,776     2,659     2,594     2,613
                                            ------    ------    ------    ------    ------
                                             6,710     6,505     6,202     6,055     6,042
  Less allowance for loan losses..........     151       150       155       164       172
                                            ------    ------    ------    ------    ------
                                             6,559     6,355     6,047     5,891     5,870
                                            ------    ------    ------    ------    ------
          Total earning assets............   9,833     9,720     9,637     9,203     8,913
Cash and due from banks...................     632       672       651       622       602
Other assets..............................     440       463       480       480       495
                                            ------    ------    ------    ------    ------
          Total assets....................  $10,754   $10,705   $10,613   $10,141   $9,838
                                            =======   =======   =======   =======   ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand..................................  $1,998    $2,037    $1,992    $1,946    $1,955
  NOW accounts............................   1,383     1,397     1,388     1,399     1,391
  Savings.................................   1,451     1,477     1,502     1,509     1,481
  Money market deposit accounts...........   2,512     2,577     2,655     2,700     2,742
  Consumer time...........................   1,189     1,059       981       945       975
  Time -- $100,000 or more................     175       136       125        63        37
                                            ------    ------    ------    ------    ------
                                             8,708     8,683     8,643     8,562     8,581
Federal funds purchased and other
  short-term borrowings...................   1,114     1,107     1,086       728       425
Long-term debt............................      51        51        54        54        54
                                            ------    ------    ------    ------    ------
          Total deposits and borrowings...   9,873     9,841     9,783     9,344     9,060
Other liabilities(2)......................      81        89        77        66        66
Stockholders' equity......................     800       775       753       731       712
                                            ------    ------    ------    ------    ------
          Total liabilities and
            stockholders' equity..........  $10,754   $10,705   $10,613   $10,141   $9,838
                                            =======   =======   =======   =======   ======
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard-4.00%)...   11.81 %   11.51 %   11.74 %   11.71 %   11.32 %
  Total (Min. regulatory
     standard-8.00%)......................   13.36     13.06     13.46     13.45     13.06
Leverage..................................    7.55      7.35      7.21      7.32      7.33

- ---------------
(1) Nonperforming loans are included in the average balances.

(2) Includes guarantee of ESOP indebtedness.


                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                1995                       1994
                                              --------   -----------------------------------------
                                               FIRST      FOURTH     THIRD      SECOND     FIRST
                                              QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                              --------   --------   --------   --------   --------
Income on earning assets (tax equivalent
  basis)....................................  $192,179   $184,387   $174,632   $158,305   $148,458
Interest expense on deposits and
  borrowings................................    66,430     58,805     52,812     43,423     37,818
                                              --------   --------   --------   --------   --------
Net interest income.........................   125,749    125,582    121,820    114,882    110,640
Noninterest income..........................    51,441     50,985     52,557     54,031     49,715
                                              --------   --------   --------   --------   --------
Total income from operations................   177,190    176,567    174,377    168,913    160,355
Operating expenses..........................   116,552    115,557    114,706    114,712    112,195
                                              --------   --------   --------   --------   --------
Operating Income Before Net Securities Gains
  (Losses) and Provisions for Loan Losses
  and OREO Reserve..........................    60,638     61,010     59,671     54,201     48,160
Net securities gains (losses)...............         1       (272)        --        436         39
Provision for loan losses...................     6,500      6,000      6,000      6,000      6,000
Provision for OREO reserve, net.............     1,000      1,520      2,415      2,500      2,937
                                              --------   --------   --------   --------   --------
Credit provisions...........................     7,500      7,520      8,415      8,500      8,937
                                              --------   --------   --------   --------   --------
Pre-tax income..............................    53,139     53,218     51,256     46,137     39,262
Less tax equivalent adjustment included
  above.....................................     2,795      2,126      1,816      2,067      1,973
                                              --------   --------   --------   --------   --------
Income before taxes and cumulative effect of
  accounting change.........................    50,344     51,092     49,440     44,070     37,289
Provision for income taxes..................    19,869     20,389     20,407     17,648     15,078
                                              --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change.........................    30,475     30,703     29,033     26,422     22,211
Less cumulative effect of accounting change
  (net of tax benefit of $683)..............        --         --         --         --        932
                                              --------   --------   --------   --------   --------
Net Income..................................  $ 30,475   $ 30,703   $ 29,033   $ 26,422   $ 21,279
                                              ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting change...........  $   1.58   $   1.59   $   1.51   $   1.38   $   1.16
  Less cumulative effect of accounting
     change.................................        --         --         --         --       0.05
                                              --------   --------   --------   --------   --------
  Net Income................................  $   1.58   $   1.59   $   1.51   $   1.38   $   1.11
                                              ========   ========   ========   ========   ========
Dividends Paid Per Share....................  $   0.50   $   0.45   $   0.45   $   0.35   $   0.35
Financial Ratios
Return on average equity....................      15.5%      15.7%      15.3%      14.5%      12.1%
Return on average assets....................      1.15       1.14       1.09       1.05       0.88
Common Stock Data
Period-end book value per share.............  $  42.81   $  41.51   $  40.30   $  39.47   $  38.51
Dividend payout ratio.......................      31.6%      28.3%      29.7%      25.4%      31.5%
Range of BayBanks, Inc., last sale price
  High......................................  $  64.50   $  59.50   $  63.00   $  64.13   $  57.25
  Low.......................................     52.00      51.00      54.25      54.50      50.00
  Close.....................................     64.50      52.75      55.00      60.25      54.50

                                 BAYBANKS, INC.

            AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN (1)

                                            1995                          1994
                                           -------     -------------------------------------------
                                            FIRST      FOURTH       THIRD      SECOND       FIRST
                                           QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                           -------     -------     -------     -------     -------
Interest-bearing deposits and other
  short-term investments.................    5.84%       5.24%       4.38%       3.94%       3.32%
Securities available for sale(2).........    6.80        6.27        5.42        4.98        4.64

Investment securities....................    5.51        5.23        5.13        4.80        4.55

Loans....................................    8.94        8.55        8.35        7.98        7.81
  Commercial.............................    8.92        8.29        7.68        7.19        6.57
  Commercial real estate.................    8.98        8.89        8.54        8.05        7.58
  Residential mortgage...................    7.62        7.49        7.48        7.24        7.35
  Instalment.............................    9.57        9.07        9.03        8.72        8.71

Total earning assets.....................    7.89%       7.47%       7.20%       6.89%       6.72%

Interest-bearing funds...................    3.41%       2.98%       2.68%       2.35%       2.16%
  NOW accounts...........................    1.37        1.37        1.37        1.34        1.33
  Savings................................    2.25        2.17        1.96        1.93        1.90
  Money market deposit accounts..........    3.22        2.72        2.50        2.20        2.04
  Consumer time..........................    4.83        4.21        3.80        3.46        3.45
  Time -- $100,000 or more...............    5.78        5.08        4.29        3.69        2.91
  Short-term borrowings..................    5.84        5.14        4.50        3.97        3.21
  Long-term debt.........................    6.50        5.54        5.05        4.44        3.88

Interest expense as a percentage of
  average
  earning assets.........................    2.73%       2.39%       2.17%       1.89%       1.72%

Net interest margin......................    5.16%       5.08%       5.03%       5.00%       5.00%

- ---------------
(1) Tax equivalent basis.

(2) Yields based on average cost.


                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit List and Index on page 27.

     (b) A report on Form 8-K was filed on January 4, 1995, reporting the execution of an Acquisition Agreement on December 22, 1994, under which the Company would acquire NFS Financial Corp. ("NFS"), and a related Option Agreement under which NFS granted to the Company an option to purchase up to 9.9% of the outstanding shares of NFS common stock.

         A report on Form 8-K was filed on April 3, 1995, reporting the execution of an Acquisition Agreement on March 23, 1995, under which the Company would acquire Cornerstone Financial Corporation ("Cornerstone"), and a related Option Agreement under which Cornerstone granted to the Company an option to purchase up to 14% of the outstanding shares of Cornerstone common stock.

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

                                                      BayBanks, Inc.
                                          --------------------------------------
                                                       (Registrant)

                                          By:        /s/ Michael W. Vasily

                                            ------------------------------------
                                                     Michael W. Vasily
                                                  Executive Vice President
                                                and Chief Financial Officer
                                                    (Duly Authorized and
                                                Principal Financial Officer)

Date: May 9, 1995

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

EXHIBIT NO.                                         DESCRIPTION
- -----------        -----------------------------------------------------------------------------

PLAN OF ACQUISITION
     2.1       --  Acquisition Agreement dated December 22, 1994 by and between the Registrant and NFS Financial Corp. (Exhibit 2(a) to the Registrant's Current Report on
                   Form 8-K filed with the Commission on January 4, 1995). The schedules referred to in the Acquisition Agreement are omitted. The Registrant hereby agrees to furnish a copy of any such schedule to the Commission upon request.

     2.2       --  Agreement and Plan of Merger dated March 23, 1995 by and between the
                   Registrant and Cornerstone Financial Corporation. Filed as Exhibit 2(a) to
                   the Registrant's Current Report on Form 8-K filed with the Commission on
                   April 3, 1995 and incorporated herein by reference. The schedules referred to in the Acquisition Agreement are omitted. The Registrant hereby agrees to furnish a copy of any such schedule to the Commission upon request.

MISCELLANEOUS
    11.1       --  Computation of Primary and Fully Diluted Earnings Per Share. See Page 28.
      27       --  Financial Data Schedule.