Form 10-Q
period 1995-06-30
BAYBANKS INC
filed 1995-08-11
CIK 10497

================================================================================


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1995                  Commission File No. 0-959

                            ------------------------
                                 BAYBANKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MASSACHUSETTS                                    04-2008039
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

             175 FEDERAL STREET
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

     As of July 31, 1995, 19,570,025 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 28.


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                JUNE 30     DECEMBER 31     JUNE 30
                                                                                 1995          1994          1994
                                                                              -----------   -----------   -----------
ASSETS
Cash and due from banks.....................................................  $   839,063   $   829,170   $   659,739
Trading accounts............................................................       47,835        27,416        15,986

Securities portfolios
Interest-bearing deposits and other short-term investments..................      198,600       166,286       160,850
Securities available for sale -- amortized cost $214,836 at June 30, 1995,
  $220,132 at December 31, 1994, and $499,005 at June 30, 1994..............      215,563       220,602       500,395
Investment securities -- market value $2,457,033 at June 30, 1995,
  $2,481,584 at December 31, 1994, and $2,685,389 at June 30, 1994..........    2,449,708     2,556,249     2,723,696
                                                                              -----------   -----------   -----------
                                                                                2,863,871     2,943,137     3,384,941
Loans, net of unearned income and fees
  Commercial................................................................    1,633,060     1,528,265     1,352,961
  Commercial real estate....................................................      982,819       956,596       916,731
  Residential mortgage......................................................    1,499,309     1,335,466     1,239,026
  Instalment................................................................    2,824,969     2,828,193     2,592,853
                                                                              -----------   -----------   -----------
                                                                                6,940,157     6,648,520     6,101,571
  Less allowance for loan losses............................................      146,345       146,835       154,126
                                                                              -----------   -----------   -----------
                                                                                6,793,812     6,501,685     5,947,445
Premises and equipment, net.................................................      195,244       195,430       192,436
Other real estate owned and in-substance foreclosures, net..................       23,846        67,399        89,178
Other assets................................................................      242,029       206,710       200,530
                                                                              -----------   -----------   -----------
      Total assets..........................................................  $11,005,700   $10,770,947   $10,490,255
                                                                              ===========   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand....................................................................  $ 2,181,104   $ 2,214,761   $ 2,062,723
  NOW accounts..............................................................    1,430,111     1,491,694     1,418,609
  Savings...................................................................    1,419,254     1,462,459     1,499,173
  Money market deposit accounts.............................................    2,467,478     2,560,425     2,664,896
  Consumer time.............................................................    1,473,761     1,095,357       947,424
  Time -- $100,000 or more..................................................      209,354       175,663        80,607
                                                                              -----------   -----------   -----------
                                                                                9,181,062     9,000,359     8,673,432
Federal funds purchased and other short-term borrowings.....................      849,490       849,517       954,977
Accrued expenses and other accounts payable.................................       77,753        71,854        54,870
Long-term debt..............................................................       51,136        51,154        54,024
Guarantee of ESOP indebtedness..............................................        6,289         9,451         9,451
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 19,049,817 at June 30, 1995, 18,999,354 at December 31,
     1994, and 18,835,989 at June 30, 1994..................................       38,100        37,999        37,672
  Surplus...................................................................      317,023       314,924       312,333
  Retained earnings.........................................................      491,136       445,167       402,998
                                                                              -----------   -----------   -----------
                                                                                  846,259       798,090       753,003
  Less treasury stock at cost -- 1,431 shares at December 31, 1994, and 850
    shares at June 30, 1994.................................................           --            27            51
  Less guarantee of ESOP indebtedness.......................................        6,289         9,451         9,451
                                                                              -----------   -----------   -----------
      Total stockholders' equity............................................      839,970       788,612       743,501
                                                                              -----------   -----------   -----------
      Total liabilities and stockholders' equity............................  $11,005,700   $10,770,947   $10,490,255
                                                                              ===========   ===========   ===========

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      SECOND QUARTER                 SIX MONTHS
                                                       ENDED JUNE 30                ENDED JUNE 30
                                                  -----------------------      -----------------------
                                                     1995         1994          1995          1994
                                                  ----------    ----------    ----------    ----------
Income on interest-bearing deposits and other
  short-term investments........................ $     3,141   $     1,925   $     6,004   $     4,410
Interest on securities available for sale and
  investment securities.........................      37,775        33,555        75,707        60,545
Interest and fees on loans......................     153,186       120,758       301,775       237,768
                                                 -----------   -----------   -----------   -----------
Total income on earning assets..................     194,102       156,238       383,486       302,723
Interest expense on deposits and borrowings
  Deposits......................................      55,712        35,509       105,039        69,387
  Short-term borrowings.........................      14,352         7,308        30,624        10,724
  Long-term debt................................         821           606         1,652         1,130
                                                 -----------   -----------   -----------   -----------
Total interest expense..........................      70,885        43,423       137,315        81,241
                                                 -----------   -----------   -----------   -----------
Net interest income.............................     123,217       112,815       246,171       221,482
Provision for loan losses.......................       6,500         6,000        13,000        12,000
                                                 -----------   -----------   -----------   -----------
Net interest income after provision for loan
  losses........................................     116,717       106,815       233,171       209,482
Noninterest income
  Service charges and fees on deposit
     accounts...................................      27,640        27,784        54,283        54,042
  Other noninterest income......................      28,112        26,247        52,910        49,704
                                                 -----------   -----------   -----------   -----------
Total noninterest income........................      55,752        54,031       107,193       103,746
Net securities gains............................          --           436             1           475
Operating expenses
  Salaries and benefits.........................      61,417        57,434       121,735       113,817
  Occupancy and equipment.......................      22,416        21,616        45,014        44,194
  Other operating expenses......................      36,093        35,662        69,729        68,896
                                                 -----------   -----------   -----------   -----------
Total operating expenses........................     119,926       114,712       236,478       226,907
Provision for OREO reserve, net.................          --         2,500         1,000         5,437
                                                 -----------   -----------   -----------   -----------
Total operating expenses after OREO provision...     119,926       117,212       237,478       232,344
                                                 -----------   -----------   -----------   -----------
Income before taxes and cumulative effect of
  accounting change.............................      52,543        44,070       102,887        81,359
Provision for income taxes......................      18,185        17,648        38,054        32,726
                                                 -----------   -----------   -----------   -----------
Income before cumulative effect of accounting
  change........................................      34,358        26,422        64,833        48,633
Less cumulative effect of accounting change (net
  of tax benefit of $683 in 1994)...............          --            --            --           932
                                                 -----------   -----------   -----------   -----------
NET INCOME...................................... $    34,358   $    26,422   $    64,833   $    47,701

Earnings Per Share
  Income before accounting change............... $      1.78   $      1.38   $      3.36   $      2.54
  Less cumulative effect of accounting change...          --            --            --          0.05
                                                 -----------   -----------   -----------   -----------
  Net Income.................................... $      1.78   $      1.38   $      3.36   $      2.49
                                                 ===========   ===========   ===========   ===========
Average shares outstanding......................  19,322,107    19,154,620    19,292,097    19,124,143

                                 BAYBANKS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              COMMON               RETAINED   TREASURY   ESOP LOAN
                                               STOCK    SURPLUS    EARNINGS    STOCK     GUARANTEE    TOTAL
                                              -------   --------   --------   --------   ---------   --------
BALANCE AS OF DECEMBER 31, 1993.............  $37,486   $310,355   $367,662     $ --     $(12,241)   $703,262
  Net income -- Six months ended June 30,
    1994....................................                         47,701                            47,701
  Cash dividends declared ($0.70 per
    share)..................................                        (13,164)                          (13,164)
  Net change in valuation reserve related to
    securities available for sale portfolio,
    net of deferred income taxes............                            799                               799
  Other, principally employee benefit
    plans...................................      186      1,978                 (51)       2,790       4,903
                                              -------   --------   --------     ----     --------    --------
BALANCE AS OF JUNE 30, 1994.................  $37,672   $312,333*  $402,998     $(51)    $ (9,451)   $743,501
                                              =======   ========   ========     ====     ========    ========

BALANCE AS OF DECEMBER 31, 1994.............  $37,999   $314,924*  $445,167     $(27)    $ (9,451)   $788,612
  Net income -- Six months ended June 30,
    1995....................................                         64,833                            64,833
  Cash dividends declared ($1.00 per
    share)..................................                        (19,015)                          (19,015)
  Net change in valuation reserve related to
    securities available for sale portfolio,
    net of deferred income taxes............                            151                               151
  Other, principally employee benefit
    plans...................................      101      2,099                  27        3,162       5,389
                                              -------    -------   --------     ----     --------    --------
BALANCE AS OF JUNE 30, 1995.................  $38,100   $317,023*  $491,136     $ --     $ (6,289)   $839,970
                                              =======   ========   ========     ====     ========    ========


- ---------------
* Net of unamortized restricted stock compensation expense of $5,892, $6,150, and $1,104 at June 30, 1995, December 31, 1994, and June 30, 1994,
  respectively.


                                 BAYBANKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      SIX MONTHS
                                                                                     ENDED JUNE 30
                                                                              ---------------------------
                                                                                 1995             1994
                                                                              ----------       ----------
OPERATING ACTIVITIES
  Net income................................................................  $   64,833       $   47,701
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proceeds from sales and maturities of trading account assets(1).........   1,130,794        1,195,989
    Purchases of trading account assets.....................................  (1,159,925)      (1,212,177)
    Amortization of security premium........................................       7,291           14,453
    Net securities gains....................................................          (1)            (475)
    Fixed-rate mortgages sold...............................................      24,942          228,741
    Fixed-rate mortgages originated for sale, net of principal payments.....     (27,374)        (130,346)
    Student loans transferred from portfolio and sold.......................      50,633          127,004
    Provision for loan losses...............................................      13,000           12,000
    Depreciation and amortization of premises and equipment.................      13,209           12,754
    Gain on sales of premises and equipment.................................      (1,737)            (225)
    Provision for OREO reserve, net.........................................       1,000            5,437
    Deferred income taxes...................................................       2,639           12,502
    Change in other assets..................................................     (31,380)             345
    Change in interest receivable...........................................      (5,746)         (19,809)
    Change in accrued expenses and other accounts payable...................       2,126              897
    Change in interest payable..............................................       5,106              470
                                                                              ----------       ----------
      Net cash provided by operating activities.............................      89,410          295,261
                                                                              ----------       ----------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale......................      75,360          104,200
  Proceeds from maturities of securities available for sale.................       3,833          131,837
  Purchases of securities available for sale(1).............................     (65,065)         (95,655)
  Proceeds from maturities of investment securities.........................   1,435,827          316,345
  Purchases of investment securities........................................  (1,336,696)      (1,450,739)
  Net cash provided (used) by:
    Short-term investments..................................................     (32,314)         642,218
    Loans(2)(3)(4)..........................................................    (325,702)        (269,627)
  Proceeds from sales of premises and equipment.............................       2,305              473
  Purchases of premises and equipment.......................................     (13,591)         (12,884)
  Proceeds from sales and payments related to OREO(3)(4)....................      14,927           35,521
                                                                              ----------       ----------
      Net cash used by investing activities.................................    (241,116)        (598,311)
                                                                              ----------       ----------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts..............................    (138,445)         (37,694)
    Money market deposits...................................................     (92,947)         (66,824)
    Consumer time deposits..................................................     378,404          (46,521)
    Time -- $100,000 or more................................................      33,691           45,650
    Short-term borrowings...................................................         (27)         447,157
    Long-term debt..........................................................         (18)            (423)
  Dividends paid............................................................     (19,015)         (13,164)
  Other equity transactions.................................................         (44)           1,623
                                                                              ----------       ----------
      Net cash provided by financing activities.............................     161,599          329,804
                                                                              ----------       ----------
  Net change in cash and cash equivalents...................................       9,893           26,754
  Cash and cash equivalents at beginning of year(5).........................     829,170          632,985
                                                                              ----------       ----------
  Cash and cash equivalents at June 30(5)...................................  $  839,063       $  659,739
                                                                              ==========       ==========
  Supplemental disclosure of cash flow information
    Interest paid...........................................................  $  132,209       $   80,771
    Taxes paid..............................................................      48,318           25,145


- ---------------
(1) Excludes transfers of trading account assets to the securities available for sale portfolio of $8.8 million and $14.8 million in 1995 and 1994, respectively.
(2) Excludes transfers of loans to the other real estate owned category of $1.2 million and $20.8 million in 1995 and 1994, respectively.
(3) Excludes loan originations in conjunction with OREO sales of $4.3 million and $5.5 million in 1995 and 1994, respectively.
(4) Excludes $33.2 million of in-substance foreclosures and related reserves of $8.7 million reclassified to loans and the allowance for loan losses, respectively, as a result of the adoption of SFAS No. 114 on January 1, 1995.
(5) Cash and cash equivalents consist of cash on hand and due from banks.


                                   BAYBANKS, INC.

                          NOTE 1.  ACCOUNTING ADJUSTMENTS

     In the opinion of management, all of the adjustments (consisting of normal recurring accruals unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying financial statements, prepared in accordance with generally accepted accounting principles. Certain 1994 amounts have been reclassified to conform with the 1995 presentation. These financial statements are unaudited.

                        NOTE 2.  SECURITIES PORTFOLIOS

                                                           GROSS        GROSS                    WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET      AVERAGE
                                               COST        GAINS        LOSSES       VALUE       YIELD(1)
                                            ----------   ----------   ----------   ----------    --------
                                                               (DOLLARS IN THOUSANDS)
JUNE 30, 1995 (2)
SECURITIES AVAILABLE FOR SALE
State and local government securities,
  maturing
  Within 1 year...........................  $   11,018    $     12     $      --   $   11,030      6.74%
Corporate, maturing
  Within 1 year...........................     174,600          --            --      174,600      6.43
Other(3)..................................      29,218         715            --       29,933      7.08
                                            ----------    --------     ---------   ----------
     Total securities available for
       sale...............................  $  214,836    $    727     $      --   $  215,563      6.53%
                                            ==========    ========     =========   ==========     =====
INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year...........................  $  705,611    $     24     $  (5,132)  $  700,503      4.62%
  After 1 year but within 5 years.........   1,277,865      19,903        (5,565)   1,292,203      6.19
                                            ----------    --------     ---------   ----------
                                             1,983,476      19,927       (10,697)   1,992,706      5.63
                                            ----------    --------     ---------   ----------
State and local government securities,
  maturing
  Within 1 year...........................     113,393          46           (31)     113,408      6.73
  After 1 year but within 5 years.........      40,502         288          (234)      40,556      6.86
  After 5 years but within 10 years.......      31,938         393          (198)      32,133      7.51
                                            ----------    --------     ---------   ----------
                                               185,833         727          (463)     186,097      6.89
                                            ----------    --------     ---------   ----------
Asset-backed securities...................     182,366          --        (1,468)     180,898      4.33
Mortgage-backed securities................      49,534          --          (701)      48,833      4.90
Industrial revenue bonds..................      46,657          --            --       46,657     11.32
Corporate and other.......................       1,842          --            --        1,842        --
                                            ----------    --------     ---------   ----------
          Total investment securities.....  $2,449,708    $ 20,654     $ (13,329)  $2,457,033      5.72%
                                            ==========    ========     =========   ==========     =====


- ---------------
(1)  Tax equivalent basis.

(2) The period-end maturity distribution excludes industrial revenue bonds, which are not regarded as principal debt securities, mortgage-backed securities, asset-backed securities, and other securities that do not have a stated maturity.

(3) BayBank, the Company's principal bank subsidiary, is a member of the Federal Home Loan Bank (FHLB). As of June 30, 1995, $29,120,400 in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value. As of June 30, 1995, BayBank had a $25,000,000 outstanding advance from the FHLB, at an interest rate of 6.17% and with a maturity date of July 3, 1995. This outstanding advance is included on the consolidated balance sheet in the other short-term borrowings category.



                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)


                                                                GROSS          GROSS
                                               AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                  COST          GAINS          LOSSES         VALUE
                                               ----------     ----------     ----------     ----------
                                                                   (IN THOUSANDS)
DECEMBER 31, 1994
SECURITIES AVAILABLE FOR SALE
State and local government securities........  $    8,578       $   --        $     (14)    $    8,564
Corporate....................................     183,900           --               --        183,900
Other(1).....................................      27,654          484               --         28,138
                                               ----------       ------        ---------     ----------
          Total securities available for
            sale.............................  $  220,132       $  484        $     (14)    $  220,602
                                               ==========       ======        =========     ==========
INVESTMENT SECURITIES
U.S. Government securities...................  $2,083,519       $   10        $ (65,101)    $2,018,428
Asset-backed securities......................     200,386           --           (5,652)       194,734
State and local government securities........     171,436           89           (1,250)       170,275
Mortgage-backed securities...................      49,503           --           (2,761)        46,742
Industrial revenue bonds.....................      49,548           --               --         49,548
Other........................................       1,857           --               --          1,857
                                               ----------       ------        ---------     ----------
          Total investment securities........  $2,556,249       $   99        $ (74,764)    $2,481,584
                                               ==========       ======        =========     ==========

JUNE 30, 1994
SECURITIES AVAILABLE FOR SALE
U.S. Government securities...................  $  217,916       $  369        $     (11)    $  218,274
Mortgage-backed securities...................      26,302          612               --         26,914
State and local government securities........       9,833           --               (5)         9,828
Corporate....................................     217,300           --               --        217,300
Other(1).....................................      27,654          425               --         28,079
                                               ----------       ------        ---------     ----------
          Total securities available for
            sale.............................  $  499,005       $1,406        $     (16)    $  500,395
                                               ==========       ======        =========     ==========
INVESTMENT SECURITIES
U.S. Government securities...................  $2,308,849       $  130        $ (32,070)    $2,276,909
Asset-backed securities......................     203,665           --           (4,368)       199,297
State and local government securities........     106,257          127             (686)       105,698
Mortgage-backed securities...................      49,473           --           (1,440)        48,033
Industrial revenue bonds.....................      53,595           --               --         53,595
Other........................................       1,857           --               --          1,857
                                               ----------       ------        ---------     ----------
          Total investment securities........  $2,723,696       $  257        $ (38,564)    $2,685,389
                                               ==========       ======        =========     ==========

- ---------------
(1) As of December 31, 1994, and June 30, 1994, $27,555,500 in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value.



               NOTE 3.  ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

     During the second quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," effective January 1, 1995. SFAS No. 122 is applied prospectively. Under the provisions of SFAS No. 122, the total cost of originating a mortgage is allocated between the rights to service the loan and the loan based on their relative fair values at the date of origination when the Company has a definitive plan to sell or securitize the loan and retain the mortgage servicing rights. This allocation is based on the assumption that a normal servicing fee will be received and that the rights to the remaining cash flow from the underlying mortgage loans will be sold or securitized. The adoption of SFAS No. 122 did not have a material effect on the Company's results of operations or financial condition.

                NOTE 4.  ACQUISITIONS OF FINANCIAL INSTITUTIONS

     The Company's acquisition of the southern New Hampshire-based holding company, NFS Financial Corp. (NFS), parent company of NFS Savings Bank, FSB, and Plaistow Cooperative Bank, FSB, became effective after the close of business on June 30, 1995. The stockholders of NFS received $20.15 in cash and .1696 shares of BayBanks, Inc. common stock for each share of NFS common stock held, an aggregate of $58.1 million in cash and 487,267 shares of BayBanks, Inc. common stock. In addition, outstanding options to purchase NFS common stock were converted into options to purchase an aggregate of 29,778 shares of BayBanks, Inc. common stock. At June 30, 1995, NFS had total assets of $625 million. The acquisition will be accounted for as a purchase. The acquisition will first be reflected in the Company's September 30, 1995 financial statements.

     On March 24, 1995, the Company announced that it had agreed to acquire Cornerstone Financial Corporation (Cornerstone), parent company of Cornerstone Bank of Derry, NH. The stockholders of Cornerstone will receive $8.80 in cash for each outstanding share of common stock held, an aggregate of approximately $18.5 million. The acquisition, approved by the boards of directors of both companies, is subject to approval by the stockholders of Cornerstone and various federal and state regulatory agencies. Cornerstone had total assets of $145 million at June 30, 1995. The acquisition will be accounted for as a purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PERFORMANCE OVERVIEW

     BayBanks' net income was $34.4 million for the second quarter of 1995, or $1.78 per share, compared with net income of $26.4 million, or $1.38 per share, for the second quarter of 1994, an increase of 29% on a per share basis. Net income for the first six months of 1995 was $64.8 million, or $3.36 per share, compared with $47.7 million, or $2.49 per share, for the first six months of 1994, an increase of 35% on a per share basis. The increase in net income was affected by the following items:

     - Operating income (defined below) increased by 14% in the second quarter of 1995 compared with the second quarter of 1994, primarily as the result of a 10% increase in net interest income.

     - Included in the second quarter results was the settlement of a tax claim against the Commonwealth of Massachusetts in the amount of $2.6 million, net of federal income tax.

     - Asset quality continued to improve; nonperforming assets were reduced to $96.8 million, a 14% decrease from March 31, 1995, and a 44% decrease from June 30, 1994. As a consequence, the combined provisions for loan losses and the other real estate owned (OREO) reserve (credit provisions) decreased to $6.5 million for the second quarter of 1995, compared with $8.5 million in 1994 and $7.5 million in the first quarter of 1995. For the six-month periods, credit provisions declined 20% to $14.0 million compared with 1994.

     - In 1994, net income for the first six months included an after-tax charge of $932 thousand, or $.05 per share, reflecting the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards
       (SFAS)No. 112, "Employers' Accounting for Postemployment Benefits."

EARNINGS ANALYSIS

Operating Income (tax equivalent basis)

     Operating income, presented in TABLE A, excludes net securities gains and the provisions for loan losses and the OREO reserve and is before income taxes. For the second quarter of 1995, operating income was $62.0 million, compared with $60.6 million in the first quarter of 1995 and $54.2 million in the second quarter of 1994. The increase over the previous year was a result of a 10% increase in net interest income and a 3% growth in noninterest income, offset by a 5% increase in operating expenses.

     For the six-month periods, operating income was $122.6 million in 1995, compared with $102.4 million in 1994. In 1995, a 12% increase in net interest income and a 3% increase in noninterest income were partially offset by a 4% increase in operating expenses.

                                    TABLE A
                             SUMMARY OF OPERATIONS
                           FOR THE FOLLOWING PERIODS
                              TAX EQUIVALENT BASIS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               SECOND     FIRST      SECOND        SIX MONTHS
                                              QUARTER    QUARTER    QUARTER    -------------------
                                                1995       1995       1994       1995       1994
                                              --------   --------   --------   --------   --------
Income on earning assets....................  $197,045   $192,179   $158,305   $389,224   $306,763
Interest on deposits and borrowings.........    70,885     66,430     43,423    137,315     81,241
                                              --------   --------   --------   --------   --------
Net interest income.........................   126,160    125,749    114,882    251,909    225,522
Noninterest income..........................    55,752     51,441     54,031    107,193    103,746
                                              --------   --------   --------   --------   --------
Total income from operations................   181,912    177,190    168,913    359,102    329,268
Operating expenses..........................   119,926    116,552    114,712    236,478    226,907
                                              --------   --------   --------   --------   --------
Operating Income Before Net Securities Gains
  and
  Provisions for Loan Losses and OREO
     Reserve................................    61,986     60,638     54,201    122,624    102,361
                                              --------   --------   --------   --------   --------
Net securities gains........................        --          1        436          1        475
                                              --------   --------   --------   --------   --------
Provision for loan losses...................     6,500      6,500      6,000     13,000     12,000
Provision for OREO reserve, net.............        --      1,000      2,500      1,000      5,437
                                              --------   --------   --------   --------   --------
Credit provisions...........................     6,500      7,500      8,500     14,000     17,437
                                              --------   --------   --------   --------   --------
Income before taxes and cumulative effect of
  accounting change.........................    55,486     53,139     46,137    108,625     85,399
Income taxes and tax equivalent
  adjustment................................    21,128     22,664     19,715     43,792     36,766
                                              --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change.........................    34,358     30,475     26,422     64,833     48,633
Less cumulative effect of accounting change
  (net of tax benefit of $683)..............        --         --         --         --        932
                                              --------   --------   --------   --------   --------
Net Income..................................  $ 34,358   $ 30,475   $ 26,422   $ 64,833   $ 47,701
                                              ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting change...........  $   1.78   $   1.58   $   1.38   $   3.36   $   2.54
  Less cumulative effect of accounting
     change.................................        --         --         --         --       0.05
                                              --------   --------   --------   --------   --------
  Net Income................................  $   1.78   $   1.58   $   1.38   $   3.36   $   2.49
                                              ========   ========   ========   ========   ========

Net Interest Income

     Net interest income was $126.2 million in the second quarter of 1995, $125.7 million in the preceding quarter, and $114.9 million in the second quarter of 1994. The net interest margin in the second quarter of 1995 was 5.13%, compared with 5.16% in the first quarter of 1995, and 5.00% in the second quarter of 1994. Net interest income and the net interest margin are affected by both the quantity and the mix of interest-bearing assets and liabilities and movements in interest rates.

     The growth in net interest income in the second quarter of 1995 compared with that of the second quarter of 1994 resulted from a 7% growth in average earning assets and higher interest rates. Average loans increased by 13%; the growth was balanced between corporate and consumer lending.

     The yield on earning assets was 8.01% in the second quarter of 1995, compared with 6.89% in the second quarter of 1994, as a result of overall higher interest rates on the loan and securities portfolios.

     BayBanks' funding costs increased during the second quarter of 1995, compared with those of the second quarter of 1994, due to increased market interest rates, higher levels of consumer certificates of deposit, and an increased level of purchased funds. Rates on core deposits (which include money market deposit accounts [MMDAs] and consumer certificates of deposit) increased in the second quarter of 1995, compared with those of the second quarter of 1994, due to overall higher interest rates and market conditions. In addition, certain customers moved balances from transaction accounts and money market deposit accounts to higher-yielding certificates of deposit. The cost of total interest-bearing liabilities (as a percentage of average earning assets) increased 99 basis points to 2.88% in the second quarter of 1995, compared with 1.89% in the second quarter of 1994.

     For the six-month periods, net interest income increased from $225.5 million in 1994 to $251.9 million in 1995. This increase was related to a 9% increase in average earning assets during the first six months of 1995, compared with 1994, and an increase in the net interest margin from 5.01% in 1994 to 5.14% in 1995. The yield on average earning assets rose by 114 basis points to 7.95% for the first six months of 1995, compared with 6.81% in 1994, due to overall higher interest rates. For the same period, the cost of total interest-bearing liabilities (as a percentage of average earnings assets) rose 101 basis points to 2.81% in 1995 from 1.80% in 1994.

Noninterest Income

     Noninterest income consists primarily of service charges on deposit accounts and fees from credit and non-credit services. This income is well diversified among consumer, corporate, and small business banking activities.

     Noninterest income (TABLE B) increased 3% to $55.8 million in the second quarter of 1995, from $54.0 million in the second quarter of 1994. For the first six months, noninterest income increased 3% to $107.2 million in 1995 from $103.7 million in 1994.

     Service charges and fees on deposit accounts continued to provide approximately one-half of noninterest income. Total service charges and fees on deposit accounts were $27.6 million in the second quarter of 1995, compared with $27.8 million in the second quarter of 1994. For the first six months, service charges and fees on deposit accounts were $54.3 million and $54.0 million in 1995 and 1994, respectively. Increased income due to higher service charges and fees on consumer accounts resulting from selected repricings was offset by a decline in corporate service charges due to higher earnings credit rates on compensating deposit balances.

     Processing fees increased 21% to $4.8 million in the second quarter of 1995 from $4.0 million in the second quarter of 1994. For the six-month periods, processing fees were $8.8 million in 1995 and $7.3 million in 1994, a 20% increase. The increase in processing fees in 1995 resulted primarily from an increased volume of point-of-sale transactions and termination fees from correspondent banks, the result of industry consolidation.

     Investment management and brokerage fees increased 35% to $2.6 million in the second quarter of 1995 from $1.9 million in the second quarter of 1994. For the six-month periods, investment management and brokerage fees increased 23% to $4.9 million in 1995 from $4.0 million in 1994. The increase in investment management and brokerage fees was due to commissions on increased third party mutual fund sales and investment advisory fees from BayFunds,(R) the Company's proprietary mutual fund family. Total assets under management in BayFunds were $1.5 billion at June 30, 1995, compared with $1.2 billion at June 30, 1994.

     Mortgage banking fees increased 53% to $2.3 million in the second quarter of 1995 from $1.5 million in the second quarter of 1994 due to an increase in volume. In addition, the second quarter of 1995 includes $220 thousand of additional income recognized upon the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires the capitalization of originated mortgage servicing rights (see Footnote 3 on page 7). For the six-month periods, mortgage banking fees were $4.0 million in 1995 and $3.8 million in 1994.

     International fees increased 17% to $1.9 million in the second quarter of 1995, from $1.6 million in the second quarter of 1994. For the six-month periods, international fees increased 25%, from $2.8 million in 1994 to $3.6 million in 1995. This increase resulted primarily from an increase in international activity including net gains from foreign exchange transactions.

     The Company periodically sells student loans when these loans are no longer in a deferred payment status. During the second quarter of 1995, the Company sold $51 million in student loans, resulting in a gain of $1.1 million; in the second quarter of 1994, the sale of $127 million in student loans produced a gain of $4.4 million.

     Other noninterest income was $3.0 million in the second quarter of 1995 and $838 thousand in the second quarter of 1994. For the six-month periods, other noninterest income was $4.9 million in 1995 and $1.9 million in 1994. The increase in 1995 was primarily due to a $1.2 million second quarter gain on the sale of the Company's corporate bond trusteeship business as well as gains on sales of branch buildings no longer utilized by the Company.

                                    TABLE B
                               NONINTEREST INCOME
                         FOR THE PERIODS ENDED JUNE 30
                                 (IN THOUSANDS)


                                              SECOND QUARTER                    SIX MONTHS
                                        ---------------------------   ------------------------------
                                         1995      1994     CHANGE      1995       1994      CHANGE
                                        -------   -------   -------   --------   --------   --------
Service charges and fees on
  deposit accounts....................  $27,640   $27,784   $  (144)  $ 54,283   $ 54,042    $   241
Processing fees.......................    4,785     3,951       834      8,770      7,332      1,438
Credit card fees......................    4,701     4,630        71      9,804      9,705         99
Trust fees............................    3,584     3,377       207      7,201      7,150         51
Investment management and
  brokerage fees......................    2,590     1,912       678      4,896      3,979        917
Mortgage banking fees.................    2,261     1,473       788      3,966      3,769        197
International fees....................    1,888     1,618       270      3,559      2,844        715
All other fees........................    4,157     4,053       104      8,714      8,593        121
Student loan sales gains..............    1,149     4,395    (3,246)     1,149      4,395     (3,246)
Other noninterest income..............    2,997       838     2,159      4,851      1,937      2,914
                                        -------   -------   -------   --------   --------    -------
          Total noninterest income....  $55,752   $54,031   $ 1,721   $107,193   $103,746    $ 3,447
                                        =======   =======   =======   ========   ========    =======

Operating Expenses

     The operating expense analysis presented in TABLE C (page 12) separates OREO and loan workout expenses from other operating expenses. Operating expenses, excluding OREO and loan workout, were $118.3 million in the second quarter of 1995, compared with $111.6 million in the second quarter of 1994; for the first six months, these operating expenses were $233.1 million in 1995 and $220.2 million in 1994.

     Salaries and benefits were $61.4 million in the second quarter of 1995, compared with $57.4 million in the second quarter of 1994. For the first six-month periods, salaries and benefits were $121.7 million in 1995, compared with $113.8 million in 1994. The increase was primarily the result of normal salary and benefit increases, selected additions to staff, and accruals for profit sharing and performance awards.

     Occupancy and equipment expenses were $22.4 million in the second quarter of 1995, compared with $21.6 million in the second quarter of 1994. For the first six months of 1995, occupancy and equipment expenses were $45.0 million, compared with $44.2 million for the first six months of 1994. The increase was primarily the result of an increase in rent expense due to the opening of new branch locations, including supermarket branches, and costs associated with branch closings.

     Postage and supplies expenses were $5.5 million in the second quarter of 1995, compared with $5.1 million in the second quarter of 1994. For the first six months, postage and supplies expenses were $11.3 million in 1995, compared with $9.9 million in 1994. This increase was the result of increased postal rates in 1995, combined with an increased volume and higher costs of printed forms and supplies.

     FDIC insurance expense declined 11% to $4.9 million in the second quarter of 1995, from $5.5 million in the second quarter of 1994. For the first six months, FDIC insurance expense was $9.8 million in 1995, compared with $10.9 million in 1994. The decrease was attributable to improved FDIC risk classifications at the Company's bank subsidiaries which resulted in lower insurance rates in 1995. The benefit of lower insurance rates was partially offset by an increase in the insured deposit base.

     Other operating expenses were $17.9 million in the second quarter of 1995, compared with $15.7 million in the second quarter of 1994. For the first six months, other operating expenses were $33.9 million in 1995, compared with $30.0 million in 1994. The increase in other expenses was primarily the result of increases in purchased software and consulting expenses associated with systems enhancements, and personnel hiring costs related to selected additions to staff.

     OREO and loan workout expenses decreased 47% to $1.7 million in the second quarter of 1995, from $3.1 million in the second quarter of 1994, reflecting the continued disposition of OREO properties and impaired loans (see Nonperforming Loans on page 20). For the first six months, OREO and loan workout expenses were $3.4 million in 1995, compared with $6.7 million in 1994.

                                    TABLE C
                               OPERATING EXPENSES
                         FOR THE PERIODS ENDED JUNE 30
                                 (IN THOUSANDS)


                                        SECOND QUARTER                         SIX MONTHS
                               --------------------------------     --------------------------------
                                 1995         1994       CHANGE       1995         1994       CHANGE
                               --------     --------     ------     --------     --------     ------
Salaries and benefits........  $ 61,417     $ 57,434     $3,983     $121,735     $113,817    $ 7,918
Occupancy and equipment......    22,416       21,616        800       45,014       44,194        820
Marketing and public
  relations..................     6,132        6,244       (112)      11,471       11,361        110
Postage and supplies.........     5,540        5,090        450       11,262        9,928      1,334
FDIC insurance...............     4,875        5,451       (576)       9,750       10,902     (1,152)
Other........................    17,894       15,736      2,158       33,851       29,989      3,862
                               --------     --------     ------     --------     --------    -------
Operating expenses excluding
  OREO expenses..............   118,274      111,571      6,703      233,083      220,191     12,892
OREO and loan workout
  expenses...................     1,652        3,141     (1,489)       3,395        6,716     (3,321)
                               --------     --------     ------     --------     --------    -------
          Total operating
            expenses.........  $119,926     $114,712     $5,214     $236,478     $226,907    $ 9,571
                               ========     ========     ======     ========     ========    =======

Provisions for Loan Losses and the OREO Reserve

     The provisions for loan losses and the OREO reserve declined in the second quarter of 1995 to $6.5 million from $8.5 million in the second quarter of 1994.

     The provision for loan losses was $6.5 million in the second quarter of 1995, compared with $6.0 million in the second quarter of 1994. For the first six months of 1995, the provision for loan losses was $13.0 million, compared with $12.0 million in 1994.

     There was no net provision for the OREO reserve in the second quarter of 1995, compared with $2.5 million in the second quarter of 1994. For the first six months of 1995, the net provision for the OREO reserve was $1.0 million, compared with $5.4 million in 1994. The OREO provision was offset by net gains on sales of properties of $2.8 million in the second quarter of 1995 and $2.6 million in the second quarter of 1994. For the first six months of 1995, net gains on the sales of OREO properties were $4.3 million, compared with $3.1 million in 1994.

Income Taxes

     The Company's provision for income taxes was $18.2 million in the second quarter of 1995, compared with $17.6 million in the second quarter of 1994. The 1995 second quarter tax provision includes an adjustment for a settlement of a tax claim against the Commonwealth of Massachusetts. The settlement resolves a claim related to the taxability of interest income on certain Massachusetts bonds on which the Company paid income taxes prior to 1985.

     The effective tax rate for the second quarter of 1995, excluding the settlement adjustment, was 39.6%, compared with 40.0% in the second quarter of 1994. The effective tax rate for the first six-month periods, excluding the settlement adjustment, was 39.5% in 1995, compared with 40.2% in 1994, due to a higher level of tax-exempt interest in 1995.

     In July 1995, the Commonwealth of Massachusetts passed a tax reform bill that will reduce the state tax rate for banks. Under the new tax law, the rate banks pay will be reduced over the next four years from the current rate of 12.54% to 10.50% in 1999. The law also provides for the taxation of out-of-state banks that do business in the Commonwealth.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased 7% to $9.8 billion during the second quarter of 1995, compared with $9.2 billion in the second quarter of 1994, primarily due to growth in the average loan balances. The growth was balanced between the commercial and consumer loan portfolios. Average earning assets were $9.8 billion for the first six months of 1995, compared with $9.1 billion for the first six months of 1994.

Loan Portfolio

     Consumer loans represented 62% of the Company's quarter-end loan portfolio, with $1.5 billion in residential loan balances and $2.8 billion in various types of instalment loan balances. Consumer lending activities are focused primarily on the Massachusetts market. Commercial and commercial real estate loans were 38% of the loan portfolio. The majority of these loans are to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed-rate and adjustable-rate residential mortgage loans. The majority of fixed-rate residential mortgage loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and adjustable-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio. Student loans are originated and held in the loan portfolio while they are in a deferred payment status. Student loans held for sale at June 30, 1995, were $124 million. The Company sold $51 million of student loans in the second quarter of 1995, compared with sales of $127 million in the second quarter of 1994. In July 1995, the Company sold $60 million of student loans.

     An analysis of changes in major loan categories for the second quarters and first six months of 1995 and 1994 is presented in TABLE D (page 14). Loan business volume was $250 million in the second quarter of 1995, compared with $267 million in the second quarter of 1994. Commercial loan volume was $55 million in the second quarter of 1995, compared with $34 million in the second quarter of 1994. Commercial loan growth was widely distributed and included increases in short-term money market-priced loans and asset-based lending, partially offset by a decline in auto dealer outstandings. The Company's international loan portfolio, which is focused primarily on Mexico and South America, stood at $175 million at June 30, 1995, compared with $172 million at March 31, 1995, and $146 million at June 30, 1994. These international facilities are predominantly trade related and primarily with well-known and established foreign banks. Business volume in the commercial real estate portfolio was $10 million during the second quarter of 1995, compared with $12 million during the second quarter of 1994. Residential mortgage volume was principally the result of purchase money mortgages, mostly adjustable-rate. The Company underwrote and sold $17 million of fixed-rate residential mortgage loans during the second quarter of 1995, compared with $57 million in the second quarter of 1994. The decline in secondary market activity is due to a decline in fixed-rate mortgage refinancing. At June 30, 1995, loans held for sale were $16 million, compared with $18 million at June 30, 1994. Instalment net loan business volume was $42 million, compared with $100 million in the second quarter of 1994. Automobile lending, in particular, was affected by higher rates and active competition from nonbank lenders.

                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)


                                                                              SECOND QUARTER 1995
                                                     INCREASE        ANALYSIS OF CHANGE IN LOAN CATEGORIES        NET BUSINESS
                                                    (DECREASE)   ----------------------------------------------      VOLUME
                                                     FOR THE                                             NET         SECOND
                                        JUNE 30       SECOND        GROSS       TRANSFERS              BUSINESS     QUARTER
                                          1995       QUARTER     CHARGE-OFFS     TO OREO     SALES      VOLUME        1994
                                       ----------   ----------   ------------   ---------   --------   --------   ------------
Commercial...........................  $1,633,060    $ 52,657      $ (2,193)      $ (51)    $     --   $ 54,901     $ 34,210
Commercial real estate...............     982,819       4,833        (5,294)         --           --     10,127       11,580
Residential mortgage.................   1,499,309(1)  122,937        (2,442)       (411)     (17,182)   142,972      121,481
Instalment loans
  Automobile and other...............   1,295,405       5,946        (1,621)         --           --      7,567       52,473
  Home equity........................     768,973      13,024          (209)       (146)          --     13,379       19,345
  Credit card........................     292,192      (1,303)       (2,806)         --           --      1,503        5,805
  Student loans......................     328,440(2)  (38,662)        (184)          --      (50,633)    12,155       15,119
  Reserve credit.....................     139,959       6,231        (1,492)         --           --      7,723        7,425
                                       ----------    --------      --------       -----     --------   --------     --------
  Total instalment loans.............   2,824,969     (14,764)       (6,312)       (146)     (50,633)    42,327      100,167
                                       ----------    --------      --------       -----     --------   --------     --------
Total loans..........................  $6,940,157    $165,663      $(16,241)      $(608)    $(67,815)  $250,327     $267,438
                                       ==========    ========      ========       =====     ========   ========     ========

- ---------------
(1) Includes residential mortgage loans held for sale of $16 million at June 30, 1995.

(2) Includes student loans held for sale of $124 million at June 30, 1995.


                                                                     SIX MONTHS ENDED JUNE 30, 1995               NET BUSINESS
                                              INCREASE            ANALYSIS OF CHANGE IN LOAN CATEGORIES              VOLUME
                                             (DECREASE)   -----------------------------------------------------    SIX MONTHS
                                              FOR THE      GROSS                            OTHER        NET         ENDED
                              JUNE 30          FIRST      CHARGE-    TRANSFERS            TRANSFERS,   BUSINESS     JUNE 30
                                1995         SIX MONTHS     OFFS     TO OREO    SALES       NET(1)      VOLUME        1994
                             ----------      ----------   --------   -------   --------   ----------   --------   ------------
Commercial.................  $1,633,060       $104,795    $ (3,154)  $   (73)   $     --     $ 1,525    $106,497     $ 36,213
Commercial real estate.....     982,819         26,223      (7,007)       --          --      16,802      16,428        5,839
Residential mortgage.......   1,499,309(2)     163,843      (3,829)     (911)    (24,942)      6,177     187,348      237,854
Instalment loans
  Automobile and other.....   1,295,405        (23,340)     (3,352)       --          --          --     (19,988)      65,860
  Home equity..............     768,973         26,769        (720)     (223)         --          --      27,712       13,335
  Credit card..............     292,192        (27,334)     (5,947)       --          --          --     (21,387)     (19,653)
  Student loans............     328,440(3)      16,969        (337)       --     (50,633)         --      67,939       66,320
  Reserve credit...........     139,959          3,712      (3,143)       --          --          --       6,855        7,523
                             ----------       --------    --------   -------    --------     -------    --------     --------
  Total instalment loans...   2,824,969         (3,224)    (13,499)     (223)    (50,633)         --      61,131      133,385
                             ----------       --------    --------   -------    --------     -------    --------     --------
Total loans................  $6,940,157       $291,637    $(27,489)  $(1,207)   $(75,575)    $24,504    $371,404     $413,291
                             ==========       ========    ========   =======    ========     =======    ========     ========

- ---------------
(1) As a result of the adoption of SFAS No. 114 on January 1, 1995, the Company reclassified $33.2 million of in-substance foreclosures and $8.7 million of related reserves to loans and the allowance for loan losses, respectively. Charge-offs of $8.7 million were subsequently recorded during the first quarter of 1995.

(2) Includes residential mortgage loans held for sale of $16 million at June 30, 1995.

(3) Includes student loans held for sale of $124 million at June 30, 1995.


Securities Portfolios

     The securities portfolios (TABLE E, page 16) totaled $2.9 billion at June 30, 1995, and December 31, 1994, and $3.4 billion at June 30, 1994. The weighted average maturity of the securities portfolios was 1.5 years at June 30, 1995, compared with 1.6 years at December 31, 1994, and June 30, 1994.

     Short-term investments were $199 million at June 30, 1995, compared with $166 million at December 31, 1994, and $161 million at June 30, 1994.

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

     The investment securities portfolio, consisting principally of debt securities, is stated at amortized cost, reflecting management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.4 billion at June 30, 1995, and $2.7 billion at June 30, 1994. At June 30, 1995, gross unrealized gains were $21 million, and gross unrealized losses were $13 million.

     The Company's investment securities portfolio contains primarily U.S. Government securities, state and local government securities, asset-backed securities, mortgage-backed securities, and industrial revenue bonds. The total state and local government portfolio, which is concentrated primarily in Massachusetts, was $186 million at June 30, 1995, with the single largest issue being approximately $7 million. All securities were either rated investment grade or, in the case of unrated securities, were determined by management to be equivalent to investment grade.

     The Company also has a trading account securities portfolio consisting of debt securities recorded at market value, which was $48 million at June 30, 1995, and $16 million at June 30, 1994. Trading account gains were $675 thousand in the second quarter of 1995, compared with $504 thousand in the second quarter of 1994.

                                    TABLE E
                             SECURITIES PORTFOLIOS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)


                                                          JUNE 30       DECEMBER 31      JUNE 30
                                                            1995           1994            1994
                                                         ----------     -----------     ----------
Short-term investments.................................  $  198,600      $  166,286     $  160,850
                                                         ----------      ----------     ----------
Securities available for sale
  U.S. Government securities...........................          --              --        218,274
  U.S. Agency mortgage-backed securities...............          --              --         26,914
  State and local government securities................      11,030           8,564          9,828
  Corporate and other..................................     204,533         212,038        245,379
                                                         ----------      ----------     ----------
                                                            215,563         220,602        500,395
                                                         ----------      ----------     ----------
Investment securities
  U.S. Government securities...........................   1,983,476       2,083,519      2,308,849
  Asset-backed securities..............................     182,366         200,386        203,665
  State and local government securities................     185,833         171,436        106,257
  Industrial revenue bonds.............................      46,657          49,548         53,595
  U.S. Agency mortgage-backed securities...............      49,534          49,503         49,473
  Corporate and other..................................       1,842           1,857          1,857
                                                         ----------      ----------     ----------
                                                          2,449,708       2,556,249      2,723,696
                                                         ----------      ----------     ----------
Total..................................................  $2,863,871      $2,943,137     $3,384,941
                                                         ==========      ==========     ==========
Weighted average maturity of securities available for
  sale and investment securities in years*.............         1.6             1.7            1.7
Weighted average maturity of total securities in
  years*...............................................         1.5             1.6            1.6

- ---------------
* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities.


Deposits and Other Sources of Funds

     The Company's extensive product lines, Customer Sales and Service Center, and banking network of 217 full-service offices and 392 remote banking facilities generate significant core deposits. Core deposits accounted for 98% of total average deposits during the second quarter of 1995.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $8.7 billion in the second quarter of 1995 and $8.5 billion in the second quarter of 1994. Average core deposits were $8.6 billion and $8.5 billion for the first six months of 1995 and 1994, respectively. Average transaction accounts were $4.8 billion in the second quarter of 1995, down slightly from $4.9 billion in the second quarter of 1994, as certain customers moved balances to higher-yielding certificates of deposit. Average consumer certificates of deposit were $1.4 billion during the second quarter of 1995, compared with $945 million in the second quarter of 1994, and were $1.3 billion and $959 million in the first six months of 1995 and 1994, respectively.

     Average corporate certificates of deposit in excess of $100 thousand (CDs) were $210 million in the second quarter of 1995, compared with $63 million in the second quarter of 1994, and were $193 million and $50 million in the first six months of 1995 and 1994, respectively.

     Average purchased funds were $947 million and $728 million for the quarters ended June 30, 1995, and June 30, 1994, respectively, as the average loan portfolio was increased.

Interest Rate Risk Management and Liquidity

     BayBanks' Capital Markets Committee monitors and manages the Company's overall balance sheet interest sensitivity position, the securities portfolios, funding, and liquidity. Interest sensitivity, as measured by the Company's gap position, is affected by the level and direction of interest rates and current liquidity preferences of its customers. A negative gap indicates that liabilities will reprice more quickly than assets, and a positive gap indicates that assets will reprice in aggregate before liabilities. These factors, as well as projected balance sheet growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the national and regional economic environments, are considered in the asset and liability management decision process.

     The Company's interest sensitivity gap position, as shown in TABLE F (page
18), is based on contractual maturities and repricing opportunities; however, in a period of rising or falling interest rates, this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, the cost of certain interest-bearing core deposit categories may lag changes in market interest rates, although the Company contractually can change the interest rates on these deposits at any time. A management adjustment provides for these expected repricing lags and for the notion that interest rate changes in many of these core deposit categories, particularly certain transaction accounts, have not been as sensitive to changes in market interest rates.

     At June 30, 1995, the Company's adjusted gap for the total within-180-day period had moved from a positive gap position of $76 million at December 31, 1994, to a positive gap position of $686 million. The total within-one-year gap moved from a positive $648 million at December 31, 1994, to a positive $1.2 billion at June 30, 1995.

                                    TABLE F
                       INTEREST RATE SENSITIVITY POSITION
                                 AT PERIOD-END
                                 (IN MILLIONS)


                                          0-30     31-90    91-180   TOTAL WITHIN   181-365   TOTAL WITHIN
                                          DAYS     DAYS      DAYS      180 DAYS      DAYS       ONE YEAR
                                         ------   -------   ------   ------------   -------   ------------
June 30, 1995
  Total assets.........................  $3,828   $   683    $630      $ 5,141      $1,201       $6,342
  Total liabilities....................   6,619       198     328        7,145         429        7,574
                                         ------   -------    ----      -------      ------       ------
  Net contractual gap position.........  (2,791)      485     302       (2,004)        772       (1,232)
  Net interest rate swaps..............      --         5      --            5          (2)           3
                                         ------   -------    ----      -------      ------       ------
  Net gap position including interest
     rate swaps at June 30, 1995.......  (2,791)      490     302       (1,999)        770       (1,229)
  Management adjustment................   4,439    (1,644)   (110)       2,685        (221)       2,464
                                         ------   -------    ----      -------      ------       ------
Management adjusted gap at June 30,
  1995.................................  $1,648   $(1,154)   $192      $   686      $  549       $1,235
                                         ======   =======    ====      =======      ======       ======
Management adjusted gap at December 31,
  1994.................................  $1,084   $(1,275)   $267      $    76      $  572       $  648
                                         ======   =======    ====      =======      ======       ======
Management adjusted gap at June 30,
  1994.................................  $1,597   $(2,266)   $211      $  (458)     $   (2)      $ (460)
                                         ======   =======    ====      =======      ======       ======

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

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $1.6 billion, or 16% of total deposits and borrowings at June 30, 1995. The Company's strong liquidity position allowed for the expansion of the loan portfolio during the second quarter of 1995. The Company derives additional liquidity flexibility from the relatively short average maturity (1.5 years) of its securities portfolios.

     The statement of cash flows provides additional information on liquidity. The statement presents the results of the Company's operating, investing, and financing activities. Operating activities included $64.8 million in net income for the first six months of 1995, before adjustment of noncash items. Investing activities consist primarily of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities consist primarily of the net deposit activity in the Company's various accounts and short-term borrowings, as well as dividends paid.

     Cash and cash equivalents were $829 million at December 31, 1994. During the first six months of 1995, net cash provided by operating activities was $89 million, net cash used in investing activities totaled $241 million, and net cash provided by financing activities was $162 million. Cash and cash equivalents were $839 million at June 30, 1995.

     The parent company's sources of liquidity are dividend and interest income received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate, the acquisition of subsidiaries, and dividends paid to stockholders. During the first six months of 1995 BayBank, the Company's largest bank subsidiary, repaid a $46.5 million floating-rate note to the parent company. The parent company contributed $1 million of capital to a nonbank subsidiary during the first six months of 1995. Dividends received from bank subsidiaries were $16 million, and dividends received from nonbank subsidiaries were $5 million during the first six months of 1995. The parent company paid $19 million in dividends to its stockholders. At June 30,

1995, the parent company had $132 million in cash, short-term investments, and other securities. The parent company subsequently paid $58 million in cash to complete the acquisition of NFS.

CREDIT QUALITY REVIEW

Overview

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign loan grades, or risk ratings, and, if necessary, a specific loan loss reserve calculated under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." An independent Loan Review Department then reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the OREO reserve, and the related provisions reflect this analysis.

     Nonperforming assets, presented in TABLE G (which exclude restructured, accruing loans and accruing loans 90 days or more past due) include nonperforming loans (including impaired loans, as defined below) and OREO and were $97 million at June 30, 1995, a 21% decrease from $122 million at December 31, 1994, and a 44% decrease from $173 million at June 30, 1994.


                                    TABLE G
            NONPERFORMING ASSETS, RESTRUCTURED, ACCRUING LOANS, AND
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                         JUNE 30       DECEMBER 31       JUNE 30
                                                          1995            1994             1994
                                                         -------       -----------       --------
Nonperforming loans....................................  $72,968        $ 54,627        $ 83,743
Other real estate owned
  In-substance foreclosures (ISF)......................    6,561          44,610          58,345
  Foreclosed property..................................   33,142          47,760          57,026
                                                         -------        --------        --------
                                                          39,703          92,370         115,371
  Less OREO reserve....................................   15,857          24,971          26,193
                                                         -------        --------        --------
  OREO, net of reserve.................................   23,846          67,399          89,178
                                                         -------        --------        --------
Total nonperforming assets.............................  $96,814        $122,026        $172,921
                                                         =======        ========        ========
Restructured, accruing loans...........................  $ 3,619        $ 13,537        $ 12,112
                                                         =======        ========        ========
Accruing loans 90 days or more past due................  $33,651        $ 36,193        $ 41,644
                                                         =======        ========        ========
Nonperforming assets as a percentage of loans and
  OREO.................................................      1.4%             1.8%            2.8%
Nonperforming assets as a percentage of total assets...      0.9              1.1             1.6

     The decline in nonperforming assets is shown in TABLE H (page 20). This result was achieved by successful workout activities that included property sales, payments on nonperforming loans, and loans that qualified for, and were returned to, accrual status. Favorable resolutions were $29 million in the second quarter of 1995, or 26% of nonperforming assets at the beginning of the period. Additions to nonperforming assets were $22 million in the second quarter of 1995. As of June 30, 1995, the Company had OREO property sales pending of $3.0 million.

                                                                        TABLE H
                                                               CHANGE IN ASSET QUALITY
                                                                    (IN THOUSANDS)


                                                                                                            SIX MONTHS
                                              1995                             1994                            ENDED
                                      ---------------------     ----------------------------------            JUNE 30
                                       SECOND       FIRST        FOURTH       THIRD        SECOND      ---------------------
                                      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER        1995         1994
                                      --------     --------     --------     --------     --------     --------     --------
Nonperforming assets (1)............  $ 96,814     $112,005     $122,026     $137,104     $172,921     $ 96,814     $172,921
                                      ========     ========     ========     ========     ========     ========     ========
Nonperforming asset activity:
  Additions.........................  $ 21,870     $  7,573     $ 19,554     $ 10,233     $ 23,446     $ 29,443     $ 44,102
                                      --------     --------     --------     --------     --------     --------     --------
  Payments..........................   (13,567)      (5,721)      (6,797)     (10,428)     (10,879)     (19,288)     (18,949)
  Returns to accrual................    (1,227)        (104)      (7,098)     (11,990)      (9,992)      (1,331)     (14,341)
  OREO sales........................   (13,863)      (6,645)     (14,244)     (15,058)     (19,525)     (20,508)     (41,002)
                                      --------     --------     --------     --------     --------     --------     --------
   Total improvements...............   (28,657)     (12,470)     (28,139)     (37,476)     (40,396)     (41,127)     (74,292)
                                      --------     --------     --------     --------     --------     --------     --------
   Net outflow......................    (6,787)      (4,897)      (8,585)     (27,243)     (16,950)     (11,684)     (30,190)
                                      --------     --------     --------     --------     --------     --------     --------
Charge-offs.........................    (9,089)      (4,884)(2)   (8,378)      (7,911)     (14,648)     (13,973)(2)  (24,152)
Net change in OREO reserve..........       685         (240)(2)    1,885         (663)         775          445(2)     3,583
                                      --------     --------     --------     --------     --------     --------     --------
Total decrease in nonperforming
  assets............................  $(15,191)    $(10,021)    $(15,078)    $(35,817)    $(30,823)    $(25,212)    $(50,759)
                                      ========     ========     ========     ========     ========     ========     ========

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

Nonperforming Loans

     Effective January 1, 1995, the Company adopted SFAS No. 114 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under SFAS No. 114, a loan is impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and instalment loans, are exempt from the provisions of SFAS No. 114. Upon adoption of this statement on January 1, 1995, the Company reclassified $33 million of in-substance foreclosures and $9 million of related reserves to loans and the allowance for loan losses, respectively.

     Total nonperforming loans (TABLE I) were $73 million at June 30, 1995, compared with $55 million at December 31, 1994, and $84 million at June 30, 1994. During the second quarter of 1995, nonperforming loans decreased 3% from $76 million at March 31, 1995. On a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994, nonperforming loans declined 8% since year-end as the resolution of problem assets continued to exceed new additions.

                                    TABLE I
                              NONPERFORMING LOANS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                               DECEMBER 31,
                                         JUNE 30, 1995             1994            JUNE 30, 1994
                                        ----------------     ----------------     ----------------
Commercial............................   $25,944      35%    $17,480      32%     $35,408      42%
Commercial real estate................    30,504      42      26,638      49       35,114      42
Residential mortgage..................    14,406      20       8,971      16       11,781      14
Instalment............................     2,114       3       1,538       3        1,440       2
                                         -------     ---      ------     ---      -------     ---
          Total nonperforming loans...   $72,968     100%     $54,627    100%     $83,743     100%
                                         =======     ===      ======     ===      =======     ===

Other Real Estate Owned

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. Under SFAS No. 114, the definition of in-substance foreclosure has been narrowed to assets for which the Company has received physical possession of the collateral. OREO (net of a valuation reserve), which reflects the reclassification of certain in-substance foreclosures to loans upon adoption of SFAS No. 114, as discussed above, declined to $24 million during the first six months of 1995 from $67 million at December 31, 1994, and $89 million at June 30, 1994. Excluding the impact of the SFAS No. 114 reclassification, OREO continued to decline due primarily to property sales.

Restructured, Accruing Loans

     The Company restructures credits with troubled borrowers if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured generally remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms.

     The adoption of SFAS No. 114 also impacts the accounting for troubled debt restructurings. Restructured, accruing loans entered into after January 1, 1995, are accounted for as impaired loans until the year subsequent to restructure, provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The Company entered into $754 thousand of restructured, accruing loan agreements during the second quarter of 1995. In accordance with the provisions of SFAS No. 114 and SFAS No. 118, these loans have been accounted for as impaired loans and have been disclosed as nonperforming loans. Loans restructured prior to the adoption of SFAS No. 114 are exempt from the provisions of that statement provided that they are performing under the restructured terms.

     At June 30, 1995, restructured, accruing loans that were entered into prior to the adoption of SFAS No. 114 and were performing under the restructured terms were $4 million; restructured, accruing loans were $14 million at December 31, 1994.

Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due declined 7% to $34 million at June 30, 1995, from $36 million at December 31, 1994, and 19% from $42 million at June 30, 1994 (TABLE J).

     Of the $34 million in accruing loans past due 90 days or more at June 30, 1995, residential real estate loans and instalment loans together represented 86% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $10 million in residential real estate loans, $8 million were in owner-occupied properties.


                                    TABLE J
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31
                                               JUNE 30, 1995         1994          JUNE 30, 1994
                                               -------------     -------------     -------------
Commercial...................................  $ 1,826     5%    $   348     1%    $ 2,381     6%
Commercial real estate.......................    2,987     9       4,626    13       6,799    16
Residential mortgage.........................    9,907    30      10,104    28      12,823    31
Instalment...................................   18,931    56      21,115    58      19,641    47
                                               -------   ---     -------   ---     -------   ---
          Total..............................  $33,651   100%    $36,193   100%    $41,644   100%
                                               =======   ===     =======   ===     =======   ===

Allowance for Loan Losses

     The allowance for loan losses (TABLE K, page 22) was $146 million at June 30, 1995, remaining at the March 31, 1995 level as the provision for loan losses and net charge-offs were $6.5 million during the second quarter of 1995. The coverage of nonperforming loans (allowance for loan losses as a percentage of nonperforming loans) increased to 201% at June 30, 1995, from 184% at June 30, 1994. The coverage of nonperforming loans was 269% at December 31, 1994. However, on a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994, and the subsequent charge-off of ISF reserves reclassified to the allowance for loan losses, the year-end coverage ratio would have been 186%.

                                    TABLE K
                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)

                                                 SECOND QUARTER                  SIX MONTHS
                                            -------------------------     -------------------------
                                               1995           1994         1995(1)          1994
                                            ----------     ----------     ----------     ----------
Loans outstanding at June 30..............  $6,940,157     $6,101,571     $6,940,157     $6,101,571
                                            ==========     ==========     ==========     ==========
Average loans.............................  $6,830,659     $6,054,613     $6,770,758     $6,048,500
                                            ==========     ==========     ==========     ==========
Allowance for loan losses:
Balance at beginning of period............  $  146,348     $  165,221     $  146,835     $  171,496
  Loans charged off
     Commercial...........................       2,193          5,609          3,154          7,057
     Commercial real estate...............       5,294          7,664          7,007         13,715
     Residential mortgage.................       2,442          2,145          3,829          3,932
     Instalment...........................       6,312          6,654         13,499         13,659
                                            ----------     ----------     ----------     ----------
     Total loans charged off..............      16,241         22,072         27,489         38,363
                                            ----------     ----------     ----------     ----------
  Recoveries
     Commercial...........................       3,566          2,205          4,579          3,885
     Commercial real estate...............       3,081            353          4,377            595
     Residential mortgage.................         951            537          1,391          1,209
     Instalment...........................       2,140          1,882          3,652          3,304
                                            ----------     ----------     ----------     ----------
     Total recoveries.....................       9,738          4,977         13,999          8,993
                                            ----------     ----------     ----------     ----------
     Net loans charged off................       6,503         17,095         13,490         29,370
  Provision for loan losses...............       6,500          6,000         13,000         12,000
                                            ----------     ----------     ----------     ----------
Balance at June 30........................  $  146,345     $  154,126     $  146,345     $  154,126
                                            ==========     ==========     ==========     ==========
Annualized net charge-offs as a percentage
  of average period-to-date loans.........         0.4%           1.1%           0.4%           1.0%
Allowance for loan losses as a percentage
  of period-end loans.....................         2.1            2.5            2.1            2.5
Allowance for loan losses as a percentage
  of
  nonperforming loans.....................       200.6          184.0          200.6          184.0
Allowance for loan losses as a percentage
  of nonperforming loans, restructured,
  accruing loans, and accruing loans past
  due 90 days
  or more.................................       132.8          112.1          132.8          112.1

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

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.53% for total capital and 11.99% for core capital at June 30, 1995, compared with 13.45% and 11.71%, respectively, at June 30, 1994. At December 31, 1994, the consolidated risk-based capital ratios were 13.06% for total capital and 11.51% for core capital. The consolidated leverage ratio was 7.75%, 7.35%, and 7.32% at June 30, 1995, December 31, 1994, and June 30, 1994, respectively (TABLE L).

                                    TABLE L
                                 CAPITAL RATIOS
                                 JUNE 30, 1995

                                                  RISK-BASED RATIOS
                               --------------------------------------------------------
                                     TIER 1 CAPITAL                TOTAL CAPITAL               LEVERAGE RATIO
                               ---------------------------  ---------------------------  ---------------------------
                                REQUIRED TO BE               REQUIRED TO BE               REQUIRED TO BE
                               WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED
                               -----------------  --------  -----------------  --------  -----------------  --------
BayBanks, Inc.................         n/a%         11.99%          n/a%         13.53%          n/a%          7.75%
BayBank.......................        6.00          10.05         10.00          11.31          5.00           6.56
BayBank Boston, N.A...........        6.00          11.25         10.00          12.89          5.00           6.92
BayBank Connecticut, N.A......        6.00          14.26         10.00          15.52          5.00          12.98

- ---------------
* Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a - not applicable

     BayBanks paid a dividend in the second quarter of 1995 of $.50 per share, bringing the dividend paid through the first six months of 1995 to $1.00 per share. On July 27, 1995, BayBanks declared a quarterly dividend of $.60 per share payable September 1, 1995, representing a 20% increase over the previous quarterly dividend.

                                 BAYBANKS, INC.

                      AVERAGE BALANCES AND CAPITAL RATIOS

                             (DOLLARS IN MILLIONS)

                                                                                   1995                     1994
                                                             SIX MONTHS      -----------------   ---------------------------
                                                          ----------------   SECOND     FIRST    FOURTH     THIRD    SECOND
                                                           1995      1994    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                          -------   ------   -------   -------   -------   -------   -------
ASSETS
Interest-bearing deposits and other short-term
  investments...........................................  $   210   $  259   $  215    $  205    $  176    $  175    $  204
Securities available for sale, at cost..................      228      608      225       231       190       420       597
Investment securities, at cost..........................    2,630    2,143    2,574     2,687     2,849     2,840     2,347
Loans(1)
  Commercial............................................    1,574    1,327    1,615     1,533     1,499     1,372     1,360
  Commercial real estate................................      981      917      981       980       928       915       908
  Residential mortgage..................................    1,386    1,201    1,415     1,357     1,302     1,256     1,193
  Instalment............................................    2,830    2,604    2,820     2,840     2,776     2,659     2,594
                                                          -------   ------   -------   -------   -------   -------   -------
                                                            6,771    6,049    6,831     6,710     6,505     6,202     6,055
  Less allowance for loan losses........................      149      168      146       151       150       155       164
                                                          -------   ------   -------   -------   -------   -------   -------
                                                            6,622    5,881    6,685     6,559     6,355     6,047     5,891
                                                          -------   ------   -------   -------   -------   -------   -------
        Total earning assets............................    9,839    9,059    9,845     9,833     9,720     9,637     9,203
Cash and due from banks.................................      649      612      667       632       672       651       622
Other assets............................................      442      487      442       440       463       480       480
                                                          -------   ------   -------   -------   -------   -------   -------
        Total assets....................................  $10,781   $9,990   $10,808   $10,754   $10,705   $10,613   $10,141
                                                          =======   ======   =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand................................................  $ 2,006   $1,951   $2,013    $1,998    $2,037    $1,992    $1,946
  NOW accounts..........................................    1,380    1,395    1,377     1,383     1,397     1,388     1,399
  Savings...............................................    1,441    1,495    1,431     1,451     1,477     1,502     1,509
  Money market deposit accounts.........................    2,489    2,721    2,468     2,512     2,577     2,655     2,700
  Consumer time.........................................    1,295      959    1,401     1,189     1,059       981       945
  Time -- $100,000 or more..............................      193       50      210       175       136       125        63
                                                          -------   ------   -------   -------   -------   -------   -------
                                                            8,804    8,571    8,900     8,708     8,683     8,643     8,562
Federal funds purchased and other short-term
  borrowings............................................    1,030      578      947     1,114     1,107     1,086       728
Long-term debt..........................................       51       54       51        51        51        54        54
                                                          -------   ------   -------   -------   -------   -------   -------
        Total deposits and borrowings...................    9,885    9,203    9,898     9,873     9,841     9,783     9,344
Other liabilities(2)....................................       84       66       86        81        89        77        66
Stockholders' equity....................................      812      721      824       800       775       753       731
                                                          -------   ------   -------   -------   -------   -------   -------
        Total liabilities and stockholders' equity......  $10,781   $9,990   $10,808   $10,754   $10,705   $10,613   $10,141
                                                          =======   ======   =======   =======   =======   =======   =======
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard -- 4.00%)..............    11.99%   11.71%   11.99 %   11.81 %   11.51 %   11.74 %   11.71 %
  Total (Min. regulatory standard -- 8.00%).............    13.53    13.45    13.53     13.36     13.06     13.46     13.45
Leverage................................................     7.75     7.32     7.75      7.55      7.35      7.21      7.32

- ---------------
(1) Nonperforming loans are included in the average balances.

(2) Includes guarantee of ESOP indebtedness.

                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

   (DOLLARS IN THOUSANDS ON A TAX EQUIVALENT BASIS, EXCEPT PER SHARE AMOUNTS)

                                                                  1995                        1994
                                         SIX MONTHS        -------------------   ------------------------------
                                     -------------------    SECOND     FIRST      FOURTH     THIRD      SECOND
                                       1995       1994     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------
Income on earning assets...........  $389,224   $306,763   $197,045   $192,179   $184,387   $174,632   $158,305
Interest expense on deposits and
  borrowings.......................   137,315     81,241     70,885     66,430     58,805     52,812     43,423
                                     --------   --------   --------   --------   --------   --------   --------
Net interest income................   251,909    225,522    126,160    125,749    125,582    121,820    114,882
Noninterest income.................   107,193    103,746     55,752     51,441     50,985     52,557     54,031
                                     --------   --------   --------   --------   --------   --------   --------
Total income from operations.......   359,102    329,268    181,912    177,190    176,567    174,377    168,913
Operating expenses.................   236,478    226,907    119,926    116,552    115,557    114,706    114,712
                                     --------   --------   --------   --------   --------   --------   --------
OPERATING INCOME BEFORE NET
  SECURITIES GAINS (LOSSES) AND
  PROVISIONS FOR LOAN LOSSES AND
  OREO RESERVE.....................   122,624    102,361     61,986     60,638     61,010     59,671     54,201
                                     --------   --------   --------   --------   --------   --------   --------
Net securities gains (losses)......         1        475         --          1       (272)        --        436
                                     --------   --------   --------   --------   --------   --------   --------
Provision for loan losses..........    13,000     12,000      6,500      6,500      6,000      6,000      6,000
Provision for OREO reserve, net....     1,000      5,437         --      1,000      1,520      2,415      2,500
                                     --------   --------   --------   --------   --------   --------   --------
Credit provisions..................    14,000     17,437      6,500      7,500      7,520      8,415      8,500
                                     --------   --------   --------   --------   --------   --------   --------
Pre-tax income.....................   108,625     85,399     55,486     53,139     53,218     51,256     46,137
Less tax equivalent adjustment
  included above...................     5,738      4,040      2,943      2,795      2,126      1,816      2,067
                                     --------   --------   --------   --------   --------   --------   --------
Income before taxes and cumulative
  effect of accounting change......   102,887     81,359     52,543     50,344     51,092     49,440     44,070
Provision for income taxes.........    38,054     32,726     18,185     19,869     20,389     20,407     17,648
                                     --------   --------   --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change................    64,833     48,633     34,358     30,475     30,703     29,033     26,422
Less cumulative effect of
  accounting change (net of tax
  benefit of $683).................        --        932         --         --         --         --         --
                                     --------   --------   --------   --------   --------   --------   --------
NET INCOME.........................  $ 64,833   $ 47,701   $ 34,358   $ 30,475   $ 30,703   $ 29,033   $ 26,422
                                     ========   ========   ========   ========   ========   ========   ========
EARNINGS PER SHARE
  Income before accounting
    change.........................  $   3.36   $   2.54   $   1.78   $   1.58   $   1.59   $   1.51   $   1.38
  Less cumulative effect of
    accounting change..............        --       0.05         --         --         --         --         --
                                     --------   --------   --------   --------   --------   --------   --------
  Net Income.......................  $   3.36   $   2.49   $   1.78   $   1.58   $   1.59   $   1.51   $   1.38
                                     ========   ========   ========   ========   ========   ========   ========
DIVIDENDS PAID PER SHARE...........  $   1.00   $   0.70   $   0.50   $   0.50   $   0.45   $   0.45   $   0.35

FINANCIAL RATIOS
Return on average equity...........      16.1%      13.3%      16.7%      15.5%      15.7%      15.3%      14.5%
Return on average assets...........      1.21       0.96       1.28       1.15       1.14       1.09       1.05

COMMON STOCK DATA
Period-end book value per share....  $  44.09   $  39.47   $  44.09   $  42.81   $  41.51   $  40.30   $  39.47
Dividend payout ratio..............      29.8%      28.1%      28.1%      31.6%      28.3%      29.7%      25.4%
Range of BayBanks, Inc., last sale
  price
  High.............................  $  79.50   $  64.13   $  79.50   $  64.50   $  59.50   $  63.00   $  64.13
  Low..............................     52.00      50.00      60.50      52.00      51.00      54.25      54.50
  Close............................     79.25      60.25      79.25      64.50      52.75      55.00      60.25

                                 BAYBANKS, INC.

             AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN(1)

                                                                  1995                          1994
                                          SIX MONTHS       -------------------     -------------------------------
                                         -------------     SECOND       FIRST      FOURTH       THIRD      SECOND
                                         1995     1994     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                         ----     ----     -------     -------     -------     -------     -------
Interest-bearing deposits and other
  short-term investments...............  5.94%    3.56%      6.04%       5.84%       5.24%       4.38%       3.94%
Securities available for sale(2).......  6.72     4.80       6.64        6.80        6.27        5.42        4.98
Investment securities..................  5.61     4.68       5.72        5.51        5.23        5.13        4.80
Loans..................................  8.96     7.90       8.99        8.94        8.55        8.35        7.98
  Commercial...........................  8.88     6.89       8.85        8.92        8.29        7.68        7.19
  Commercial real estate...............  9.14     7.82       9.31        8.98        8.89        8.54        8.05
  Residential mortgage.................  7.66     7.29       7.69        7.62        7.49        7.48        7.24
  Instalment...........................  9.59     8.72       9.61        9.57        9.07        9.03        8.72
Total earning assets...................  7.95%    6.81%      8.01%       7.89%       7.47%       7.20%       6.89%
Interest-bearing funds.................  3.50%    2.25%      3.60%       3.41%       2.98%       2.68%       2.35%
  NOW accounts.........................  1.36     1.34       1.36        1.37        1.37        1.37        1.34
  Savings..............................  2.27     1.92       2.29        2.25        2.17        1.96        1.93
  Money market deposit accounts........  3.30     2.12       3.37        3.22        2.72        2.50        2.20
  Consumer time........................  5.17     3.46       5.46        4.83        4.21        3.80        3.46
  Time -- $100,000 or more.............  5.81     3.40       5.84        5.78        5.08        4.29        3.69
  Short-term borrowings................  5.91     3.69       5.99        5.84        5.14        4.50        3.97
  Long-term debt.......................  6.42     4.16       6.35        6.50        5.54        5.05        4.44
Interest expense as a percentage of
  average earning assets...............  2.81%    1.80%      2.88%       2.73%       2.39%       2.17%       1.89%
Net interest margin....................  5.14%    5.01%      5.13%       5.16%       5.08%       5.03%       5.00%

- ---------------
(1) Tax equivalent basis.

(2) Yields based on average cost.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders on April 27, 1995, the Company's stockholders voted as follows to reelect Messrs. William M. Crozier, Jr., Robert
L. Gable, Norman E. MacNeil, and Glenn P. Strehle to the Board of Directors for a three-year term.

                                                             TOTAL VOTE     TOTAL VOTE
                                                                FOR        WITHHELD FROM
                                                            EACH NOMINEE   EACH NOMINEE
                                                            ------------   -------------
    William M. Crozier, Jr................................   16,299,432       344,800
    Robert L. Gable.......................................   16,301,676       342,556
    Norman E. MacNeil.....................................   16,317,390       326,842
    Glenn P. Strehle......................................   16,326,045       318,187

     There were no abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit List and Index on page 28.

     (b) A report on Form 8-K was filed on April 3, 1995, reporting the execution of an Acquisition Agreement on March 23, 1995, under which the Company would acquire Cornerstone Financial Corporation ("Cornerstone"), and a related Option Agreement under which Cornerstone granted to the Company an option to purchase up to 14% of the outstanding shares of Cornerstone common stock.

        A report on Form 8-K was filed on July 7, 1995, reporting the consummation after the close of business on June 30, 1995 of the Company's acquisition of NFS Financial Corp. and its subsidiary banks and the merger of those two banks into a single federal savings bank under the name BayBank FSB.

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

Date: August 8, 1995

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX


EXHIBIT NO.                                      DESCRIPTION
- -----------                                      -----------
MISCELLANEOUS
11.1          -- Computation of Primary and Fully Diluted Earnings Per Share. See Page 29.
27            -- Financial Data Schedule.