Form 10-Q
period 1995-09-30
BAYBANKS INC
filed 1995-11-13
CIK 10497

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

  For the quarter ended September 30, 1995                Commission File No. 0-959

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

     As of October 31, 1995, 19,628,571 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 30.


================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                                  1995          1994           1994
                                                                              ------------   -----------   ------------
ASSETS
Cash and due from banks.....................................................  $   749,763    $   829,170   $   658,070
Trading accounts............................................................       77,076         27,416        21,521
Securities portfolios
  Interest-bearing deposits and other short-term investments................      349,310        166,286       155,503
  Securities available for sale -- amortized cost $316,939 at September 30,
    1995, $220,132 at December 31, 1994, and $140,599 at September 30,
    1994....................................................................      317,664        220,602       141,406
  Investment securities -- market value $2,199,459 at September 30, 1995,
    $2,481,584 at December 31, 1994, and $2,842,806 at September 30, 1994...    2,190,033      2,556,249     2,892,584
                                                                              -----------    -----------   -----------
                                                                                2,857,007      2,943,137     3,189,493
Loans, net of unearned income and fees
  Commercial................................................................    1,594,045      1,528,265     1,421,961
  Commercial real estate....................................................    1,081,386        956,596       910,185
  Residential mortgage......................................................    1,944,293      1,335,466     1,283,960
  Instalment................................................................    2,856,772      2,828,193     2,736,869
                                                                              -----------    -----------   -----------
                                                                                7,476,496      6,648,520     6,352,975
  Less allowance for loan losses............................................      153,808        146,835       150,614
                                                                              -----------    -----------   -----------
                                                                                7,322,688      6,501,685     6,202,361
Premises and equipment, net.................................................      204,614        195,430       191,629
Other real estate owned and in-substance foreclosures, net..................       18,703         67,399        77,566
Goodwill and other intangibles..............................................       47,857          4,421         3,330
Other assets................................................................      247,062        202,289       192,967
                                                                              -----------    -----------   -----------
         Total assets.......................................................  $11,524,770    $10,770,947   $10,536,937
                                                                              ===========    ===========   ===========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand....................................................................  $ 2,190,591    $ 2,214,761   $ 2,063,635
  NOW accounts..............................................................    1,481,047      1,491,694     1,415,506
  Savings...................................................................    1,466,976      1,462,459     1,486,199
  Money market deposit accounts.............................................    2,545,710      2,560,425     2,602,956
  Consumer time.............................................................    1,819,229      1,095,357     1,014,838
  Time -- $100,000 or more..................................................      219,808        175,663       112,932
                                                                              -----------    -----------   -----------
                                                                                9,723,361      9,000,359     8,696,066
Federal funds purchased and other short-term borrowings.....................      731,979        849,517       951,037
Accrued expenses and other accounts payable.................................       92,157         71,854        60,653
Long-term debt..............................................................       64,829         51,154        54,009
Guarantee of ESOP indebtedness..............................................        6,289          9,451         9,451
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 19,622,393 at September 30, 1995, 18,999,354 at
     December 31, 1994, and 18,999,093 at September 30, 1994................       39,245         37,999        37,998
  Surplus...................................................................      359,102        314,924       313,968
  Retained earnings.........................................................      514,097        445,167       423,206
                                                                              -----------    -----------   -----------
                                                                                  912,444        798,090       775,172
Less treasury stock at cost -- 1,431 shares at December 31, 1994............           --             27            --
Less guarantee of ESOP indebtedness.........................................        6,289          9,451         9,451
                                                                              -----------    -----------   -----------
         Total stockholders' equity.........................................      906,155        788,612       765,721
                                                                              -----------    -----------   -----------
         Total liabilities and stockholders' equity.........................  $11,524,770    $10,770,947   $10,536,937
                                                                              ===========    ===========   ===========

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              THIRD QUARTER               NINE MONTHS
                                                            ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                         ------------------------   ------------------------
                                                            1995          1994         1995          1994
                                                         ----------    ----------   ----------    ----------
Income on interest-bearing deposits and other
  short-term investments...............................  $    5,140    $    1,822   $   11,144    $    6,232
Interest on securities available for sale and
  investment
  securities...........................................      36,513        40,754      112,220       101,299
Interest and fees on loans.............................     165,282       130,240      467,057       368,008
                                                         ----------    ----------   ----------    ----------
Total income on earning assets.........................     206,935       172,816      590,421       475,539
Interest expense on deposits and borrowings
  Deposits.............................................      63,910        39,640      168,949       109,027
  Short-term borrowings................................      11,794        12,475       42,418        23,199
  Long-term debt.......................................       1,034           697        2,686         1,827
                                                         ----------    ----------   ----------    ----------
Total interest expense.................................      76,738        52,812      214,053       134,053
                                                         ----------    ----------   ----------    ----------
Net interest income....................................     130,197       120,004      376,368       341,486
Provision for loan losses..............................       6,000         6,000       19,000        18,000
                                                         ----------    ----------   ----------    ----------
Net interest income after provision for loan losses....     124,197       114,004      357,368       323,486
Noninterest income
  Service charges and fees on deposit accounts.........      28,030        28,176       82,313        82,218
  Other noninterest income.............................      29,314        24,381       82,224        74,085
                                                         ----------    ----------   ----------    ----------
Total noninterest income...............................      57,344        52,557      164,537       156,303
Net securities gains...................................          42            --           43           475
Operating expenses
  Salaries and benefits................................      65,128        58,264      186,863       172,081
  Occupancy and equipment..............................      23,272        21,897       68,286        66,091
  Other operating expenses.............................      36,709        34,545      106,438       103,441
                                                         ----------    ----------   ----------    ----------
Total operating expenses...............................     125,109       114,706      361,587       341,613
Provision for OREO reserve, net........................        (229)        2,415          771         7,852
                                                         ----------    ----------   ----------    ----------
Total operating expenses after OREO provision..........     124,880       117,121      362,358       349,465
                                                         ----------    ----------   ----------    ----------
Income before taxes and cumulative effect of accounting
  change...............................................      56,703        49,440      159,590       130,799
Provision for income taxes.............................      21,984        20,407       60,038        53,133
                                                         ----------    ----------   ----------    ----------
Income before cumulative effect of accounting change...      34,719        29,033       99,552        77,666
Less cumulative effect of accounting change (net of tax
  benefit of $683 in 1994).............................          --            --           --           932
                                                         ----------    ----------   ----------    ----------
NET INCOME.............................................  $   34,719    $   29,033   $   99,552    $   76,734
                                                          =========     =========    =========     =========
Earnings Per Share
  Income before accounting change......................  $     1.74    $     1.51   $     5.11    $     4.06
  Less cumulative effect of accounting change..........          --            --           --          0.05
                                                         ----------    ----------   ----------    ----------
  Net Income...........................................  $     1.74    $     1.51   $     5.11    $     4.01
                                                          =========     =========    =========     =========
Average shares outstanding.............................  19,907,015    19,187,890   19,499,181    19,145,704

                                 BAYBANKS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON                RETAINED   TREASURY   ESOP LOAN
                                              STOCK    SURPLUS     EARNINGS    STOCK     GUARANTEE    TOTAL
                                             -------   --------    --------   --------   ---------   --------
BALANCE AS OF DECEMBER 31, 1993............  $37,486   $310,355    $367,662   $     --   $(12,241 )  $703,262
  Net income -- Nine months ended September
    30, 1994...............................                          76,734                            76,734
  Cash dividends declared ($1.15 per
    share).................................                         (21,659)                          (21,659)
  Net change in valuation reserve related
    to securities available for sale
    portfolio, net of deferred income
    taxes..................................                             469                               469
  Other, principally employee benefit
    plans..................................     512       3,613                     --      2,790       6,915
                                             -------   --------    --------   --------   ---------   --------
BALANCE AS OF SEPTEMBER 30, 1994...........  $37,998   $313,968*   $423,206   $     --   $ (9,451 )  $765,721
                                             ========  =========   =========  =========  =========== =========
BALANCE AS OF DECEMBER 31, 1994............  $37,999   $314,924*   $445,167   $    (27)  $ (9,451 )  $788,612
  Net income -- Nine months ended September
    30, 1995...............................                          99,552                            99,552
  Stock issued in acquisition of NFS
    Financial Corp. (NFS) (487,267
    shares)................................     975      37,641                                        38,616
  Options issued in acquisition of NFS
    (29,778 options).......................               1,504                                         1,504
  Cash dividends declared ($1.60 per
    share).................................                         (30,773)                          (30,773)
  Net change in valuation reserve related
    to securities available for sale
    portfolio, net of deferred income
    taxes..................................                             151                               151
  Other, principally employee benefit
    plans..................................     271       5,033                     27      3,162       8,493
                                             -------   --------    --------   --------   ---------   --------
BALANCE AS OF SEPTEMBER 30, 1995...........  $39,245   $359,102*   $514,097   $     --   $ (6,289 )  $906,155
                                             ========  =========   =========  =========  =========== =========

---------------

* Net of unamortized restricted stock compensation expense of $5,856, $6,150, and $6,844 at September 30, 1995, December 31, 1994, and September 30, 1994, respectively.

                                 BAYBANKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                        -----------------------------
                                                                                           1995              1994
                                                                                        -----------       -----------
OPERATING ACTIVITIES
  Net income..........................................................................  $    99,552       $    76,734
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proceeds from sales and maturities of trading account assets(1)...................    1,716,437         1,927,406
    Purchases of trading account assets...............................................   (1,774,781)       (1,949,810)
    Amortization of security premium..................................................       10,338            19,100
    Net securities gains..............................................................          (43)             (475)
    Fixed-rate mortgages sold.........................................................       79,535           255,043
    Fixed-rate mortgages originated for sale, net of principal payments...............      (98,629)         (149,286)
    Student loans transferred from portfolio and sold.................................      130,732           127,013
    Provision for loan losses.........................................................       19,000            18,000
    Amortization of goodwill and other intangibles....................................        1,243               419
    Depreciation and amortization of premises and equipment...........................       20,032            19,131
    Gain on sales of premises and equipment...........................................       (1,756)             (903)
    Provision for OREO reserve, net...................................................          771             7,852
    Deferred income taxes.............................................................        4,009            13,243
    Change in other assets............................................................      (41,148)           (2,148)
    Change in interest receivable.....................................................      (10,401)          (13,987)
    Change in accrued expenses and other accounts payable.............................        7,922             6,540
    Change in interest payable........................................................        9,921             1,255
                                                                                        -----------       -----------
        Net cash provided by operating activities.....................................      172,734           355,127
                                                                                        -----------       -----------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale................................      110,348           264,758
  Proceeds from maturities of securities available for sale...........................       39,996           329,197
  Purchases of securities available for sale(1).......................................     (102,430)          (95,655)
  Proceeds from maturities of investment securities...................................    2,053,958           496,191
  Purchases of investment securities..................................................   (1,698,366)       (1,802,954)
  Net cash provided (used) by:
    Short-term investments............................................................     (163,441)          647,565
    Loans(2)(3)(4)....................................................................     (483,477)         (541,480)
  Proceeds from sales of premises and equipment.......................................        2,585             1,469
  Purchases of premises and equipment.................................................      (21,762)          (18,772)
  Proceeds from sales and payments related to OREO(3)(4)..............................       20,241            48,284
  Purchase of NFS, net of cash acquired...............................................      (40,056)               --
                                                                                        -----------       -----------
        Net cash used by investing activities.........................................     (282,404)         (671,397)
                                                                                        -----------       -----------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts........................................     (186,855)          (52,859)
    Money market deposits.............................................................     (108,377)         (128,764)
    Consumer time deposits............................................................      444,916            20,893
    Time -- $100,000 or more..........................................................       43,753            77,975
    Short-term borrowings.............................................................     (129,989)          443,217
    Long-term debt....................................................................       (4,471)             (438)
  Dividends paid......................................................................      (30,773)          (21,659)
  Other equity transactions...........................................................        2,059             2,990
                                                                                        -----------       -----------
        Net cash provided by financing activities.....................................       30,263           341,355
                                                                                        -----------       -----------
Net change in cash and cash equivalents...............................................      (79,407)           25,085
Cash and cash equivalents at beginning of year(5).....................................      829,170           632,985
                                                                                        -----------       -----------
Cash and cash equivalents at September 30(5)..........................................  $   749,763       $   658,070
                                                                                        ===========       ===========
Supplemental disclosure of cash flow information
  Interest paid.......................................................................  $   204,132       $   132,798
  Taxes paid, net of refunds..........................................................       68,128            37,584

---------------

(1) Excludes transfers of trading account assets to the securities available for sale portfolio of $8.8 million and $15.5 million in 1995 and 1994, respectively.
(2) Excludes transfers of loans to the other real estate owned category of $2.8 million and $27.2 million in 1995 and 1994, respectively.
(3) Excludes loan originations in conjunction with OREO sales of $6.3 million and $7.2 million in 1995 and 1994, respectively.
(4) Excludes $33.2 million of in-substance foreclosures and related reserves of $8.7 million reclassified to loans and the allowance for loan losses, respectively, as a result of the adoption of SFAS No. 114 on January 1, 1995.
(5) Cash and cash equivalents consist of cash on hand and due from banks.


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

                         NOTE 2.  SECURITIES PORTFOLIOS

                                                           GROSS        GROSS                   WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AVERAGE
                                               COST        GAINS        LOSSES       VALUE      YIELD(1)
                                            ----------   ----------   ----------   ----------   --------
                                                              (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 1995(2)
SECURITIES AVAILABLE FOR SALE
U.S. Government securities, maturing
  Within 1 year...........................  $   23,028    $     19     $      (1)  $   23,046      5.93%
  After 1 year but within 5 years.........       3,014           1            --        3,015      5.94
                                            ----------     -------      --------   ----------
                                                26,042          20            (1)      26,061      5.93
                                            ----------     -------      --------   ----------
State and local government securities,
  maturing
  Within 1 year...........................      10,604           2            (9)      10,597      6.45
Corporate, maturing
  Within 1 year...........................     195,197          25            --      195,222      6.13
Mortgage-backed securities................      52,473          48           (88)      52,433      6.36
Other(3)..................................      32,623         728            --       33,351      6.78
                                            ----------     -------      --------   ----------
          Total securities available for
            sale..........................  $  316,939    $    823     $     (98)  $  317,664      6.23%
                                            ==========     =======      ========   ==========     =====
INVESTMENT SECURITIES
U.S. Government securities, maturing
  Within 1 year...........................  $  613,946    $      3     $  (3,667)  $  610,282      4.62%
  After 1 year but within 5 years.........   1,149,278      16,938        (3,376)   1,162,840      6.35
                                            ----------     -------      --------   ----------
                                             1,763,224      16,941        (7,043)   1,773,122      5.75
                                            ----------     -------      --------   ----------
State and local government securities,
  maturing
  Within 1 year...........................     137,121          54           (13)     137,162      6.56
  After 1 year but within 5 years.........      43,964         430          (148)      44,246      6.89
  After 5 years but within 10 years.......      36,945         623           (86)      37,482      7.49
  After 10 years..........................         150           1            --          151      7.73
                                            ----------     -------      --------   ----------
                                               218,180       1,108          (247)     219,041      6.78
                                            ----------     -------      --------   ----------
Asset-backed securities...................     113,098          --          (738)     112,360      4.32
Mortgage-backed securities................      49,806          --          (595)      49,211      4.90
Industrial revenue bonds..................      43,540          --            --       43,540     10.95
Corporate and other.......................       2,185          --            --        2,185        --
                                            ----------     -------      --------   ----------
          Total investment securities.....  $2,190,033    $ 18,049     $  (8,623)  $2,199,459      5.86%
                                            ==========     =======      ========   ==========     =====

---------------

(1) Tax equivalent basis.
(2) The period-end maturity distribution excludes industrial revenue bonds, which are not regarded as principal debt securities, asset-backed securities, mortgage-backed securities, and other securities that do not have a stated maturity.
(3) BayBank, the Company's principal bank subsidiary, and BayBank FSB, the Company's New Hampshire bank subsidiary, are members of the Federal Home Loan Bank (FHLB). As of September 30, 1995, $32.2 million in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value. As of September 30, 1995, total advances of $18.7 million were outstanding from the FHLB at an average interest rate of 5.14% and with an average maturity of 1.88 years. These outstanding advances are included on the consolidated balance sheet in the other short-term borrowings and long-term debt categories.

                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)


                                                                    GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                        COST        GAINS        LOSSES       VALUE
                                                     ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS)
DECEMBER 31, 1994
SECURITIES AVAILABLE FOR SALE
State and local government securities..............  $    8,578      $ --        $    (14)  $    8,564
Corporate..........................................     183,900        --              --      183,900
Other(1)...........................................      27,654       484              --       28,138
                                                     ----------      ----        --------   ----------
          Total securities available for sale......  $  220,132      $484        $    (14)  $  220,602
                                                     ==========      ====        ========   ==========
INVESTMENT SECURITIES
U.S. Government securities.........................  $2,083,519      $ 10        $(65,101)  $2,018,428
State and local government securities..............     171,436        89          (1,250)     170,275
Asset-backed securities............................     200,386        --          (5,652)     194,734
Mortgage-backed securities.........................      49,503        --          (2,761)      46,742
Industrial revenue bonds...........................      49,548        --              --       49,548
Other..............................................       1,857        --              --        1,857
                                                     ----------      ----        --------   ----------
          Total investment securities..............  $2,556,249      $ 99        $(74,764)  $2,481,584
                                                     ==========      ====        ========   ==========
SEPTEMBER 30, 1994
SECURITIES AVAILABLE FOR SALE
U.S. Government securities.........................  $   24,741      $ --        $     (3)  $   24,738
State and local government securities..............       5,029        --              (3)       5,026
Mortgage-backed securities.........................      25,075       328              --       25,403
Corporate..........................................      58,100        --              --       58,100
Other(1)...........................................      27,654       485              --       28,139
                                                     ----------      ----        --------   ----------
          Total securities available for sale......  $  140,599      $813        $     (6)  $  141,406
                                                     ==========      ====        ========   ==========
INVESTMENT SECURITIES
U.S. Government securities.........................  $2,426,683      $  9        $(43,386)  $2,383,306
State and local government securities..............     159,815       109            (667)     159,257
Asset-backed securities............................     203,089        --          (4,097)     198,992
Mortgage-backed securities.........................      49,488        --          (1,746)      47,742
Industrial revenue bonds...........................      51,652        --              --       51,652
Other..............................................       1,857        --              --        1,857
                                                     ----------      ----        --------   ----------
          Total investment securities..............  $2,892,584      $118        $(49,896)  $2,842,806
                                                     ==========      ====        ========   ==========

---------------
(1) As of December 31, 1994, and September 30, 1994, $27.6 million in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value.


                 NOTE 3. ACQUISITION OF FINANCIAL INSTITUTIONS

     The Company's acquisition of the southern New Hampshire-based holding company, NFS Financial Corp. (NFS), parent company of NFS Savings Bank, FSB, and Plaistow Cooperative Bank, FSB, became effective after the close of business on June 30, 1995. The stockholders of NFS received $20.15 in cash and .1696 shares of BayBanks, Inc. common stock for each share of NFS common stock held, an aggregate of $58.1 million in cash and 487,267 shares of BayBanks, Inc. common stock which were issued at a value of $38.6 million. In addition, outstanding options to purchase NFS common stock were converted into options to purchase an aggregate of 29,778 shares of BayBanks, Inc. common stock. The options issued were valued at $1.5 million. At June 30, 1995, NFS had total assets of $625 million. Following the acquisition, NFS Savings Bank, FSB and Plaistow Cooperative Bank, FSB were merged and are operating as BayBank FSB. In addition, the name of the holding company was changed from NFS to BayBank New Hampshire, Inc. (BBNH). In September of 1995, BBNH was merged into BayBanks, Inc.

     This acquisition was accounted for as a purchase. Accordingly, the results of operations of BayBank FSB have been included with those of the Company since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill (the excess of the purchase price over the fair value of the net assets acquired) of $37 million was created in the acquisition. Goodwill is being amortized in other operating expenses on a straight-line basis over 15 years.

     The unaudited pro forma consolidated results of operations for the nine months ended September 30, 1995 and 1994, assuming the acquisition of NFS had occurred as of January 1, 1995 and 1994, respectively, are as follows:


                                                                           PRO FORMA RESULTS
                                                                        -----------------------
                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                           1995         1994
                                                                        ----------   ----------
                                                                             (IN THOUSANDS
                                                                         EXCEPT SHARE AMOUNTS)
Net interest income...................................................  $  387,975   $  355,965
Noninterest income....................................................     166,423      158,661
Income before cumulative effect of accounting change..................     100,911       78,671
Net income............................................................     100,911       77,739
Income before accounting change per share.............................        5.09         4.01
Net income per share..................................................        5.09         3.96
Average common shares outstanding.....................................  19,824,026   19,632,971

     On March 24, 1995, the Company announced that it had agreed to acquire Cornerstone Financial Corporation (Cornerstone), parent company of Cornerstone Bank of Derry, NH. The stockholders of Cornerstone will receive $8.80 in cash for each outstanding share of common stock held, an aggregate of approximately $18.6 million. The acquisition is expected to close later this year. Cornerstone had total assets of $141 million at September 30, 1995. The acquisition will be accounted for as a purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PERFORMANCE OVERVIEW

     BayBanks' net income was $34.7 million for the third quarter of 1995, or $1.74 per share, compared with net income of $29.0 million, or $1.51 per share, for the third quarter of 1994, an increase of 15% on a per share basis. Net income for the first nine months of 1995 was $99.6 million, or $5.11 per share, compared with $76.7 million, or $4.01 per share, for the first nine months of 1994, an increase of 27% on a per share basis. The increase in net income was affected by the following items:

     - Reflected in the Company's third quarter 1995 earnings were the results of operations of BayBank FSB, the surviving bank from the acquisition of NFS.

     - Operating income (defined below) increased by 9% in the third quarter of 1995, compared with that of the third quarter of 1994, as the result of 9% increases in both net interest income and noninterest income, partially offset by a 9% growth in expenses. Excluding the effects of the addition of BayBank FSB, the increase in operating income was 14% due to a 4% increase in net interest income and an 8% increase in noninterest income, partially offset by a 1% increase in expenses.

     - Reflected in operating income for the third quarter of 1995 was the FDIC's reduction of premiums on bank deposits. This reduction was offset by an accrual for an expected special assessment on thrift deposits. See page 13 for further discussion of these items.

     - Nonperforming assets were reduced to $77 million, a 37% decrease from December 31, 1994, and a 44% decrease from September 30, 1994. Asset quality continued to improve, and as a consequence, the combined provisions for loan losses and the other real estate owned (OREO) reserve (credit provisions) decreased to $5.8 million for the third quarter of 1995 from $8.4 million in the third quarter of 1994. For the nine-month periods, credit provisions declined 24% to $19.8 million in 1995 compared with those of 1994.

     - Included in the 1995 results was the settlement of a tax claim against the Commonwealth of Massachusetts in the amount of $2.6 million, net of federal income tax, recorded in the second quarter.

     - In 1994, net income for the first nine months included an after-tax charge of $932 thousand, or $.05 per share, reflecting the cumulative effect of the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits."

EARNING ANALYSIS

Operating Income (tax equivalent basis)

     Operating income, presented in TABLE A (page 10), excludes net securities gains and the provisions for loan losses and the OREO reserve and is before income taxes. For the third quarter of 1995, operating income was $65.3 million, compared with $62.0 million in the second quarter of 1995 and $59.7 million in the third quarter of 1994. The increase over that of the previous year was a result of 9% increases in both net interest income and noninterest income, partially offset by a 9% increase in operating expenses.

     For the nine-month periods, operating income was $187.9 million in 1995, compared with $162.0 million in 1994. In 1995, the 11% increase in net interest income and the 5% increase in noninterest income were partially offset by a 6% increase in operating expenses. Excluding the effects of the addition of BayBank FSB, the increase in operating income was 18% due to a 9% increase in net interest income and a 5% increase in noninterest income, partially offset by a 3% increase in expenses.

                                    TABLE A
                             SUMMARY OF OPERATIONS
                           FOR THE FOLLOWING PERIODS
                              TAX EQUIVALENT BASIS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THIRD      SECOND     THIRD         NINE MONTHS
                                              QUARTER    QUARTER    QUARTER    -------------------
                                                1995       1995       1994       1995       1994
                                              --------   --------   --------   --------   --------
Income on earning assets....................  $209,826   $197,045   $174,632   $599,050   $481,395
Interest expense on deposits and
  borrowings................................    76,738     70,885     52,812    214,053    134,053
                                              --------   --------   --------   --------   --------
Net interest income.........................   133,088    126,160    121,820    384,997    347,342
Noninterest income..........................    57,344     55,752     52,557    164,537    156,303
                                              --------   --------   --------   --------   --------
Total income from operations................   190,432    181,912    174,377    549,534    503,645
Operating expenses..........................   125,109    119,926    114,706    361,587    341,613
                                              --------   --------   --------   --------   --------
Operating Income Before Net Securities Gains
  and Provisions for Loan Losses and OREO
  Reserve...................................    65,323     61,986     59,671    187,947    162,032
                                              --------   --------   --------   --------   --------
Net securities gains........................        42         --         --         43        475
                                              --------   --------   --------   --------   --------
Provision for loan losses...................     6,000      6,500      6,000     19,000     18,000
Provision for OREO reserve, net.............      (229)        --      2,415        771      7,852
                                              --------   --------   --------   --------   --------
Credit provisions...........................     5,771      6,500      8,415     19,771     25,852
                                              --------   --------   --------   --------   --------
Income before taxes and cumulative effect of
  accounting change.........................    59,594     55,486     51,256    168,219    136,655
Income taxes and tax equivalent
  adjustment................................    24,875     21,128     22,223     68,667     58,989
                                              --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change.........................    34,719     34,358     29,033     99,552     77,666
Less cumulative effect of accounting change
  (net of tax benefit of $683)..............        --         --         --         --        932
                                              --------   --------   --------   --------   --------
Net Income..................................  $ 34,719   $ 34,358   $ 29,033   $ 99,552   $ 76,734
                                              ========   ========   ========   ========   ========
Earnings Per Share
  Income before accounting change...........  $   1.74   $   1.78   $   1.51   $   5.11   $   4.06
  Less cumulative effect of accounting
     change.................................        --         --         --         --       0.05
                                              --------   --------   --------   --------   --------
  Net Income................................  $   1.74   $   1.78   $   1.51   $   5.11   $   4.01
                                              ========   ========   ========   ========   ========

Net Interest Income

     Net interest income was $133.1 million in the third quarter of 1995, $126.2 million in the preceding quarter, and $121.8 million in the third quarter of 1994. The net interest margin in the third quarter of 1995 declined slightly to 5.10%, compared with 5.13% in the previous quarter, reflecting the somewhat lower spreads at BayBank FSB. The net interest margin was 5.03% in the third quarter of 1994. In general, net interest income and the net interest margin are affected by both the quantity and the mix of interest-bearing assets and liabilities and movements in interest rates.

     The growth in net interest income in the third quarter of 1995, compared with that of the third quarter of 1994, resulted from an 8% growth in average earning assets and higher interest rates. Average loans increased by 12%, excluding the effect of the acquisition of NFS (now BayBank FSB). The growth was balanced between corporate and consumer lending. The acquisition added $448 million in loans and $155 million in securities.

     The yield on earning assets was 8.03% in the third quarter of 1995, compared with 7.20% in the third quarter of 1994, as a result of overall higher interest rates on the loan and securities portfolios.

     BayBanks' funding costs increased during the third quarter of 1995, compared with those of the third quarter of 1994, due to increased market interest rates and higher levels of consumer certificates of deposits. Rates on core deposits (which include money market deposit accounts [MMDAs] and consumer certificates of deposit) increased in the third quarter of 1995, compared with those of the third quarter of 1994, due to overall higher interest rates and market conditions. In addition, customers moved balances from transaction accounts and money market deposit accounts to higher-yielding certificates of deposit. The cost of total interest-bearing liabilities (as a percentage of average earning assets) increased 76 basis points to 2.93% in the third quarter of 1995, compared with 2.17% in the third quarter of 1994.

     For the nine-month periods, net interest income increased from $347.3 million in 1994 to $385.0 million in 1995. This increase was related to an 8% increase in average earning assets during the first nine months of 1995, compared with those of 1994, and an increase in the net interest margin from 5.01% in 1994 to 5.13% in 1995. The yield on average earning assets rose by 104 basis points to 7.98% for the first nine months of 1995, compared with 6.94% in 1994, due to overall higher interest rates. For the same period, the cost of total interest-bearing liabilities (as a percentage of average earnings assets) rose 92 basis points to 2.85% in 1995 from 1.93% in 1994.

Noninterest Income

     Noninterest income consists primarily of service charges on deposit accounts and fees from credit and non-credit services. This income is well diversified among consumer, corporate, and small business banking activities.

     Noninterest income (TABLE B, page 12) increased 9% to $57.3 million in the third quarter of 1995, from $52.6 million in the third quarter of 1994. For the first nine months, noninterest income increased 5% to $164.5 million in 1995 from $156.3 million in 1994.

     Service charges and fees on deposit accounts continued to provide approximately one-half of noninterest income. Total service charges and fees on deposit accounts of $28.0 million in the third quarter of 1995 were stable compared with those of the same period last year. For the first nine months, service charges and fees on deposit accounts were $82.3 million and $82.2 million in 1995 and 1994, respectively. Increases in consumer service charge income, for the nine-month period, were the result of higher service charges from selected repricings and stronger volume but were offset by a decline in corporate service charges due to higher earnings credit rates on compensating deposit balances.

     Credit card fees increased 8% to $5.6 million in the third quarter of 1995 from $5.2 million in the third quarter of 1994. For the nine-month periods, credit card fees were $15.4 million in 1995 and $14.9 million in 1994. The increase resulted primarily from an increase in transaction volume.

     Processing fees increased 7% to $4.4 million in the third quarter of 1995 from $4.0 million in the third quarter of 1994. For the nine-month periods, processing fees were $13.1 million in 1995 and $11.4 million in 1994, a 15% increase. The increase in processing fees in 1995 resulted primarily from an increased volume of point-of-sale transactions and from termination fees from correspondent banks as a result of industry consolidations.

     Investment management and brokerage fees increased 39% to $2.7 million in the third quarter of 1995 from $1.9 million in the third quarter of 1994. For the nine-month periods, investment management and brokerage fees increased 28% to $7.6 million in 1995 from $5.9 million in 1994. The increase in investment management and brokerage fees was due to commissions on increased third party mutual fund sales and investment advisory fees from BayFunds,(R) the Company's proprietary mutual fund family. Total assets under management in BayFunds were $1.5 billion at September 30, 1995 compared with $1.3 billion at September 30, 1994.

     Mortgage banking fees increased 41% to $2.6 million in the third quarter of 1995 from $1.9 million in the third quarter of 1994. The increase in mortgage banking fees was due to increases in fees from application volume and additional income recognized as a result of the application of SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires the capitalization of originated mortgage servicing rights, which was adopted in the second quarter of 1995. For the nine-month period, mortgage banking fees increased 17% to $6.6 million from $5.6 million in 1994. On a year-to-date basis, the increases in application income and mortgage servicing rights were partially offset by a decrease in secondary marketing income as the volume of loans sold to the secondary market declined.

     International fees increased 4% to $2.0 million in the third quarter of 1995 from $1.9 million in the third quarter of 1994. For the nine-month periods, international fees increased 17%, from $4.8 million in 1994 to $5.6 million in 1995. This increase resulted primarily from an increase in international activity, primarily net gains from foreign exchange transactions.

     The Company periodically sells student loans when these loans are no longer in a deferred payment status. During the third quarter of 1995, the Company sold $80 million in student loans, resulting in a gain of $2.3 million. For the nine-month period, the Company sold $131 million in student loans, resulting in a gain of $3.5 million; the sale of $127 million in student loans in the second quarter of 1994 produced a gain of $4.4 million.

     Other noninterest income was $1.3 million in the third quarter of 1995 and $1.5 million in the third quarter of 1994. The third quarter of 1994 included gains on sales of branch buildings of $678 thousand; there were no such sales in the third quarter of 1995. This decrease was partially offset by increases in trading gains and other miscellaneous fees. For the nine-month periods, other noninterest income was $6.1 million in 1995 and $3.4 million in 1994. The increase in 1995 was primarily due to a $1.2 million second quarter gain on the sale of the Company's corporate bond trusteeship business and gains on sales of branch buildings no longer utilized by the Company.

                                    TABLE B
                               NONINTEREST INCOME
                       FOR THE PERIODS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                               THIRD QUARTER                   NINE MONTHS
                                        ---------------------------   ------------------------------
                                         1995      1994     CHANGE      1995       1994      CHANGE
                                        -------   -------   -------   --------   --------   --------
Service charges and fees on
  deposit accounts....................  $28,030   $28,176   $  (146)  $ 82,313   $ 82,218   $     95
Credit card fees......................    5,614     5,212       402     15,418     14,917        501
Processing fees.......................    4,352     4,049       303     13,122     11,381      1,741
Trust fees............................    3,778     3,599       179     10,979     10,749        230
Investment management and
  brokerage fees......................    2,655     1,913       742      7,551      5,892      1,659
Mortgage banking fees.................    2,617     1,858       759      6,583      5,627        956
International fees....................    2,031     1,949        82      5,590      4,793        797
All other fees........................    4,662     4,330       332     13,376     12,923        453
Student loan sales gains..............    2,322        --     2,322      3,471      4,395       (924)
Other noninterest income..............    1,283     1,471      (188)     6,134      3,408      2,726
                                        -------   -------   -------   --------   --------   --------
          Total noninterest income....  $57,344   $52,557   $ 4,787   $164,537   $156,303   $  8,234
                                        =======   =======   =======   ========   ========   ========

Operating Expenses

     The operating expense analysis presented in TABLE C (page 14) separates OREO and loan workout expenses from other operating expenses. Operating expenses, excluding OREO and loan workout, were $124.2 million in the third quarter of 1995, compared with $113.5 million in the third quarter of 1994; for the first nine months, these operating expenses were $357.3 million in 1995 and $333.7 million in 1994.

     Salaries and benefits expenses were $65.1 million in the third quarter of 1995, compared with $58.3 million in the third quarter of 1994. For the first nine-month periods, salaries and benefits expenses were $186.9 million in 1995, compared with $172.1 million in 1994. The increase was primarily the result of normal salary and benefit increases, the acquisition of NFS (now BayBank FSB), selected additions to staff, and increased accruals for profit sharing and performance awards.

     Occupancy and equipment expenses were $23.3 million in the third quarter of 1995, compared with $21.9 million in the third quarter of 1994. For the first nine-months of 1995, occupancy and equipment expenses were $68.3 million, compared with $66.1 million for the first nine-months of 1994. These increases were primarily the result of an increase in rent expense due to the acquisition of NFS and the opening of new branch locations, including supermarket branches, and costs associated with branch closings.

     Postage and supplies expenses were $6.0 million in the third quarter of 1995, compared with $5.3 million in the third quarter of 1994. For the first nine months, postage and supplies expenses were $17.3 million in 1995, compared with $15.2 million in 1994. These increases were the result of increased postal rates in 1995, combined with an increased volume and higher paper costs of printed forms and supplies.

     Deposit insurance expense was a credit of $186 thousand in the third quarter of 1995, compared with an expense of $5.4 million in the third quarter of 1994; and was $9.6 million for the nine-month period in 1995, compared with $16.3 million in 1994. This decrease reflects the FDIC's reduction in the premiums charged to banks for deposit insurance, retroactive to June 1, 1995. A $1.4 million refund relating to June 1995 was received and reflected in the third quarter expense. Improved risk classifications at the Company's bank subsidiaries also affected the reduction in expense. The benefit of lower insurance rates was partially offset by an increase in the insured deposit base. The new insurance schedule and improved risk classification lowers the Company's quarterly insurance assessment from $4.9 million to $1.2 million (including the impact of the acquisition of NFS), a decrease of 76%.

     In the third quarter of 1995, the Company accrued for an expected special assessment of $4.5 million on thrift deposits; the Company acquired approximately $530 million of thrift deposits as a result of the acquisition of NFS. The Company believes that the likelihood of the current Congressional proposal to recapitalize the Savings Association Insurance Fund (SAIF), which insures federal savings banks, becoming law made it appropriate to accrue for this special assessment at September 30, 1995.

     Other operating expenses were $18.9 million in the third quarter of 1995, compared with $16.4 million in the third quarter of 1994. For the first nine months, other operating expenses were $52.8 million in 1995, compared with $46.4 million in 1994. The increase in other expenses was primarily the result of increases in purchased software and consulting expenses associated with systems enhancements, and personnel hiring costs related to selected staff additions. In addition, other operating expenses in the third quarter of 1995 included $861 thousand of goodwill and other intangible amortization related to the acquisition of NFS.

     OREO and loan workout expenses decreased 21% to $936 thousand in the third quarter of 1995 from $1.2 million in the third quarter of 1994, reflecting the continued disposition of OREO properties and impaired loans (see Nonperforming Loans on page 22). For the first nine months, OREO and loan workout expenses were $4.3 million in 1995, compared with $7.9 million in 1994.

                                    TABLE C
                               OPERATING EXPENSES
                       FOR THE PERIODS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                       THIRD QUARTER                          NINE MONTHS
                             ---------------------------------     ---------------------------------
                               1995         1994       CHANGE        1995         1994       CHANGE
                             --------     --------     -------     --------     --------     -------
Salaries and benefits......  $ 65,128     $ 58,264     $ 6,864     $186,863     $172,081     $14,782
Occupancy and equipment....    23,272       21,897       1,375       68,286       66,091       2,195
Marketing and public
  relations................     6,526        6,270         256       17,997       17,631         366
Postage and supplies.......     6,020        5,278         742       17,282       15,206       2,076
Deposit insurance..........      (186)       5,403      (5,589)       9,564       16,305      (6,741)
SAIF special assessment....     4,500           --       4,500        4,500           --       4,500
Other......................    18,913       16,412       2,501       52,764       46,401       6,363
                             --------     --------     -------     --------     --------     -------
Operating expenses
  excluding OREO
  expenses.................   124,173      113,524      10,649      357,256      333,715      23,541
OREO and loan workout
  expenses.................       936        1,182        (246)       4,331        7,898      (3,567)
                             --------     --------     -------     --------     --------     -------
          Total operating
            expenses.......  $125,109     $114,706     $10,403     $361,587     $341,613     $19,974
                             ========     ========     =======     ========     ========     =======

PROVISIONS FOR LOAN LOSSES AND THE OREO RESERVE

     The provisions for loan losses and the OREO reserve declined in the third quarter of 1995 to $5.8 million from $8.4 million in the third quarter of 1994.

     The provision for loan losses was $6.0 million in the third quarter of 1995 and 1994. For the first nine months of 1995, the provision for loan losses was $19.0 million, compared with $18.0 million in 1994.

     The provision for the OREO reserve was a net credit of $229 thousand in the third quarter of 1995, compared with a net expense of $2.4 million in the third quarter of 1994. For the first nine months of 1995, the net provision for the OREO reserve was $771 thousand, compared with $7.9 million in 1994. The OREO provision was offset by net gains on sales of properties of $278 thousand in the third quarter of 1995 and $1.7 million in the third quarter of 1994. For the first nine months of 1995, net gains on the sales of OREO properties were $4.5 million, compared with $4.8 million in 1994.

Income Taxes

     The Company's provision for income taxes was $22.0 million in the third quarter of 1995, compared with $20.4 million in the third quarter of 1994. The provision for income taxes was $60.0 million for the first nine months of 1995, compared with $53.1 million for the first nine months of 1994. The 1995 tax provision includes an adjustment during the second quarter for a settlement of a tax claim against the Commonwealth of Massachusetts. The settlement resolves a claim related to the taxability of interest income on certain Massachusetts bonds on which the Company paid income taxes prior to 1985.

     In July 1995, the Commonwealth of Massachusetts passed a tax reform bill that will reduce the state tax rate for banks. Under the new tax law, the rate that banks pay will be reduced over the next four years from 12.54% to 10.50% in 1999. In accordance with the new tax law, the rate was reduced from 12.54% to 12.13% in the third quarter of 1995 retroactive to January 1, 1995.

     The effective tax rate for the third quarter of 1995 was 38.8% compared with 41.3% in the third quarter of 1994. The effective tax rate for the first nine-month periods was 37.6% in 1995, compared with 40.6% in 1994. The effective tax rate for the first nine-months, excluding the settlement adjustment, was 39.3% in 1995. The decrease in the effective tax rate in 1995 compared with that of 1994 was primarily due to a higher level of tax-exempt interest in 1995 and the reduction in the state tax rate.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased 8% to $10.4 billion during the third quarter of 1995, compared with $9.6 billion in the third quarter of 1994, primarily due to growth in the average loan balances. The increase was due to the addition of $448 million of loans through the acquisition of NFS and to growth in both the commercial and consumer loan portfolios. Average earning assets were $10.0 billion for the first nine months of 1995, compared with $9.3 billion for the first nine months of 1994.

Loan Portfolio

     Consumer loans represented 64% of the Company's quarter-end loan portfolio, with $1.9 billion in residential loan balances and $2.9 billion in various types of instalment loan balances. Consumer lending activities are primarily focused on the Massachusetts and New Hampshire markets. Commercial and commercial real estate loans were 36% of the loan portfolio. The majority of these loans are to New England-based companies, primarily local middle-market companies and small businesses in Massachusetts.

     The Company originates fixed-rate and adjustable-rate residential mortgage loans. The majority of fixed-rate residential mortgage loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and adjustable-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio. Student loans are originated and held in the loan portfolio while they are in a deferred payment status. Student loans held for sale at September 30, 1995 were $39 million. The Company sold $131 million of student loans in the first nine months of 1995, compared with sales of $127 million in the first nine months of 1994.

     An analysis of changes in major loan categories for the third quarter and first nine months of 1995 and 1994 is presented in TABLE D (page 16). Loan business volume was $237 million in the third quarter of 1995, after deducting the effect of the acquisition of NFS; loan volume was $298 million in the third quarter of 1994. Residential mortgage activity was the largest contributor to this volume, principally the result of adjustable-rate purchase money mortgages. The Company underwrote and sold $55 million of fixed-rate residential mortgage loans during the third quarter of 1995, compared with $26 million in the third quarter of 1994. At September 30, 1995, loans held for sale were $34 million, compared with $8 million at September 30, 1994. Instalment net loan business volume was $67 million, compared with $151 million in the third quarter of 1994. Automobile lending, in particular, was affected adversely by higher rates, slower auto sales, and active competition from nonbank lenders. The decline in commercial loan volume by $68 million in the third quarter of 1995, compared with an increase of $73 million in the third quarter of 1994, was due to reduced auto dealer outstandings and a decline in the international loan portfolio. Auto dealer outstandings were adversely affected by a combination of seasonal factors, lower auto sales during 1995, and some delays in deliveries as a result of the auto trucker strike. The increase in the third quarter of 1994 was due largely to the addition of new auto dealers. The Company's international loan portfolio, which is primarily focused on Mexico and South America, stood at $145 million at September 30, 1995, compared with $175 million at June 30, 1995, and $129 million at September 30, 1994. These international credits are predominantly trade related and primarily with well-known and established foreign banks. Business volume in the commercial real estate portfolio declined by $8 million during the third quarter of 1995, compared with a decline of $2 million during the third quarter of 1994.

                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)


                                                                          THIRD QUARTER 1995
                                            INCREASE            ANALYSIS OF CHANGE IN LOAN CATEGORIES            NET BUSINESS
                                           (DECREASE)   ------------------------------------------------------      VOLUME
                                            FOR THE      GROSS                              NFS         NET         THIRD
                            SEPTEMBER 30     THIRD      CHARGE-    TRANSFERS               LOANS      BUSINESS     QUARTER
                                1995        QUARTER       OFFS     TO OREO     SALES      ACQUIRED     VOLUME        1994
                            ------------   ----------   --------   -------   ---------   ----------   --------   ------------
Commercial.................  $1,594,045     $(39,015)   $ (2,102)  $   --    $      --    $ 30,611    $(67,524)    $ 73,185
Commercial real estate.....   1,081,386       98,567      (1,213)      --           --     108,075      (8,295)      (2,111)
Residential mortgage.......   1,944,293(1)   444,984      (2,173)  (1,441 )    (54,593)    257,068     246,123       76,245
Instalment loans
  Automobile and other.....   1,329,504       34,099      (1,892)      --           --      17,357      18,634       72,025
  Home equity..............     809,960       40,987        (479)    (154 )         --      34,552       7,068       24,096
  Credit card..............     294,818        2,626      (3,095)      --           --          --       5,721        7,273
  Student loans............     278,124(2)   (50,316)        (32)      --      (80,099)         52      29,763       41,856
  Reserve credit...........     144,366        4,407      (1,478)      --           --         240       5,645        5,592
                             ----------     --------    --------   -------   ---------    --------    --------     --------
  Total instalment loans...   2,856,772       31,803      (6,976)     (154)    (80,099)     52,201      66,831      150,842
                             ----------     --------    --------   -------   ---------    --------    --------     --------
Total loans................  $7,476,496     $536,339    $(12,464)  $(1,595)  $(134,692)   $447,955    $237,135     $298,161
                             ==========     ========    ========   =======   =========    ========    ========     ========

---------------

(1) Includes residential mortgage loans held for sale of $34 million at September 30, 1995.
(2) Includes student loans held for sale of $39 million at September 30, 1995.


                                                                                                                NET BUSINESS
                                           INCREASE             NINE MONTHS ENDED SEPTEMBER 30, 1995               VOLUME
                                          (DECREASE)           ANALYSIS OF CHANGE IN LOAN CATEGORIES                NINE
                                           FOR THE     ------------------------------------------------------      MONTHS
                                            FIRST       GROSS                             OTHER        NET         ENDED
                           SEPTEMBER 30      NINE      CHARGE-    TRANSFERS             TRANSFERS,   BUSINESS   SEPTEMBER 30
                               1995         MONTHS       OFFS     TO OREO     SALES     NET(1)(2)     VOLUME        1994
                           ------------   ----------   --------   -------   ---------   ----------   --------   ------------
Commercial................  $1,594,045     $ 65,780    $ (5,256)  $  (73 )  $      --    $ 32,136    $ 38,973     $109,398
Commercial real estate....   1,081,386      124,790      (8,220)      --           --     124,877       8,133        3,728
Residential mortgage......   1,944,293(3)   608,827      (6,002)  (2,352 )    (79,535)    263,245     433,471      314,099
Instalment loans
  Automobile and other....   1,329,504       10,759      (5,245)      --           --      17,357      (1,353)     137,885
  Home equity.............     809,960       67,756      (1,199)    (377 )         --      34,552      34,780       37,431
  Credit card.............     294,818      (24,708)     (9,042)      --           --          --     (15,666)     (12,380)
  Student loans...........     278,124(4)   (33,347)       (368)      --     (130,732)         52      97,701      108,176
  Reserve credit..........     144,366        8,119      (4,621)      --           --         240      12,500       13,115
                            ----------     --------    --------   -------   ---------    --------    --------     --------
  Total instalment
    loans.................   2,856,772       28,579     (20,475)     (377)   (130,732)     52,201     127,962      284,227
                            ----------     --------    --------   -------   ---------    --------    --------     --------
Total loans...............  $7,476,496     $827,976    $(39,953)  $(2,802)  $(210,267)   $472,459    $608,539     $711,452
                            ==========     ========    ========   =======   =========    ========    ========     ========

---------------
(1) Includes $447,955 of loans from the acquisition of NFS (now BayBank FSB).
(2) As a result of the adoption of SFAS No. 114 on January 1, 1995, the Company reclassified $33.2 million of in-substance foreclosures and $8.7 million of related reserves to loans and the allowance for loan losses, respectively. Charge-offs of $8.7 million were subsequently recorded during the first quarter of 1995.
(3) Includes residential mortgage loans held for sale of $34 million at September 30, 1995.
(4) Includes student loans held for sale of $39 million at September 30, 1995.


Securities Portfolios

     The securities portfolios (TABLE E, page 18) totaled $2.9 billion at September 30, 1995 and December 31, 1994, and $3.2 billion at September 30, 1994. The weighted average maturity of the securities portfolios was 1.4 years at September 30, 1995, compared with 1.6 years at December 31, 1994, and 1.7 years at September 30, 1994.

     Short-term investments were $349 million at September 30, 1995, compared with $166 million at December 31, 1994, and $156 million at September 30, 1994.

     Securities available for sale, consisting principally of debt securities, are stated at market value. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. Securities available for sale were $318 million at September 30, 1995, $221 million at December 31, 1994, and $141 million at September 30, 1994.

     The investment securities portfolio, consisting principally of debt securities, is stated at amortized cost, reflecting management's intention and ability to hold these securities until maturity. The Company's investment securities portfolio was $2.2 billion at September 30, 1995, $2.6 billion at December 31, 1994, and $2.9 billion at September 30, 1994. At September 30, 1995, gross unrealized gains were $18.0 million and gross unrealized losses were $8.6 million.

     The Company's investment securities portfolio contains U.S. Government securities, state and local government securities, asset-backed securities, mortgage-backed securities, and industrial revenue bonds. The total state and local government portfolio, which is concentrated primarily in Massachusetts, was $218 million at September 30, 1995, with the single largest issue being approximately $7 million. All securities were either rated investment grade or, in the case of unrated securities, were determined by management to be equivalent to investment grade.

     The Company also has a trading account securities portfolio consisting principally of short-term state and local government securities recorded at market value, which was $77 million at September 30, 1995, and $22 million at September 30, 1994. For the first nine months, trading account gains were $2.0 million in 1995, compared with $1.5 million in 1994.

                                    TABLE E
                             SECURITIES PORTFOLIOS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)


                                                            SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                1995          1994           1994
                                                            ------------   -----------   ------------
Short-term investments....................................   $  349,310    $   166,286    $  155,503
                                                             ----------    -----------    ----------
Securities available for sale
  U.S. Government securities..............................       26,061             --        24,738
  U.S. Agency mortgage-backed securities..................       52,433             --        25,403
  State and local government securities...................       10,597          8,564         5,026
  Corporate and other.....................................      228,573        212,038        86,239
                                                             ----------    -----------    ----------
                                                                317,664        220,602       141,406
                                                             ----------    -----------    ----------
Investment securities
  U.S. Government securities..............................    1,763,224      2,083,519     2,426,683
  Asset-backed securities.................................      113,098        200,386       203,089
  U.S. Agency mortgage-backed securities..................       49,806         49,503        49,488
  State and local government securities...................      218,180        171,436       159,815
  Industrial revenue bonds................................       43,540         49,548        51,652
  Corporate and other.....................................        2,185          1,857         1,857
                                                             ----------     ----------    ----------
                                                              2,190,033      2,556,249     2,892,584
                                                             ----------     ----------    ----------
Total.....................................................   $2,857,007     $2,943,137    $3,189,493
                                                             ==========     ==========    ==========
Weighted average maturity of securities available for sale
  and investment securities in years*.....................          1.6            1.7           1.8
Weighted average maturity of total securities in years*...          1.4            1.6           1.7

---------------

* The weighted average maturity calculation excludes amortizing IRBs and reflects estimated prepayments for mortgage-backed securities.


Deposits and Other Sources of Funds

     The Company's extensive product lines, Customer Sales and Service Center, and banking network of 223 full-service offices and 420 remote banking facilities generate significant core deposits. Core deposits accounted for 98% of total average deposits during the third quarter of 1995.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $9.3 billion in the third quarter of 1995 and $8.5 billion in the third quarter of 1994. Average core deposits were $8.9 billion and $8.5 billion for the first nine months of 1995 and 1994, respectively. Average transaction accounts were $5.0 billion in the third quarter of 1995, up slightly from $4.9 billion in the third quarter of 1994. Average consumer certificates of deposit were $1.8 billion during the third quarter of 1995, compared with $981 million in the third quarter of 1994, and were $1.5 billion and $967 million in the first nine months of 1995 and 1994, respectively.

     Average corporate certificates of deposit in excess of $100 thousand (CDs) were $216 million in the third quarter of 1995, compared with $125 million in the third quarter of 1994, and were $200 million and $75 million in the first nine months of 1995 and 1994, respectively.

     Average purchased funds were $799 million in the third quarter of 1995, down from $1.1 billion in the third quarter of 1994 as a higher portion of funding was provided by certificates of deposit.

Interest Rate Risk Management and Liquidity

     BayBanks' Capital Markets Committee monitors and manages the Company's overall balance sheet interest sensitivity position, the securities portfolios, funding, and liquidity. Interest sensitivity, as measured by the Company's gap position, is affected by the level and direction of interest rates and current liquidity preferences of its customers. A negative gap generally indicates that liabilities will reprice more quickly than assets, and a positive gap generally indicates that assets will reprice in aggregate before liabilities. These factors, as well as projected balance sheet growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the national and regional economic environments, are considered in the asset and liability management decision process.

     The Company's interest sensitivity gap position, as shown in TABLE F is based on contractual maturities and repricing opportunities; however, in a period of rising or falling interest rates, this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, the cost of certain interest-bearing core deposit categories has lagged changes in market interest rates, although the Company contractually can change the interest rates on these deposits at any time. A management adjustment provides for these expected repricing lags and for the notion that interest rate changes in many of these core deposit categories, particularly certain transaction accounts, have not been as sensitive to changes in market interest rates. The management adjustment is reviewed periodically and adjusted to reflect changes in trends. During 1995, the management adjustment was modified to further reflect the lower sensitivity of core deposits to changes in interest rates.

     At September 30, 1995, the Company's adjusted gap for the total within-180-day period had moved from a positive gap position of $76 million at December 31, 1994, to a positive gap position of $1.2 billion. The total within-one-year gap moved from a positive $648 million at December 31, 1994, to a positive $1.8 billion at September 30, 1995.

                                    TABLE F
                       INTEREST RATE SENSITIVITY POSITION
                                 AT PERIOD-END
                                 (IN MILLIONS)


                                         0-30      31-90    91-180   TOTAL WITHIN   181-365   TOTAL WITHIN
                                         DAYS      DAYS      DAYS      180 DAYS      DAYS       ONE YEAR
                                        -------   -------   ------   ------------   -------   ------------
September 30, 1995
  Total assets........................  $ 3,932   $   633    $733      $  5,298     $ 1,230     $  6,528
  Total liabilities...................    6,832       399     308         7,539         592        8,131
                                        -------   -------    ----      --------     -------     --------
  Net contractual gap position........   (2,900)      234     425        (2,241)        638       (1,603)
  Net interest rate swaps.............       --         5      --             5          (2)           3
                                        -------   -------    ----      --------     -------     --------
  Net gap position including interest
     rate swaps at September 30,
     1995.............................   (2,900)      239     425        (2,236)        636       (1,600)
  Management adjustment...............    4,456      (975)    (64)        3,417         (48)       3,369
                                        -------   -------    ----      --------     -------     --------
Management adjusted gap at
  September 30, 1995..................  $ 1,556   $  (736)   $361      $  1,181     $   588     $  1,769
                                        =======   =======    ====      ========     =======     ========
Management adjusted gap at
  December 31, 1994...................  $ 1,084   $(1,275)   $267      $     76     $   572     $    648
                                        =======   =======    ====      ========     =======     ========
Management adjusted gap at
  September 30, 1994..................  $ 1,730   $(2,275)   $246      $   (299)    $    86     $   (213)
                                        =======   =======    ====      ========     =======     ========

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

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $1.4 billion, or 13% of total deposits and borrowings, at September 30, 1995. The Company's strong liquidity position allowed for the expansion of the loan portfolio during the third quarter of 1995. The Company derives additional liquidity flexibility from the relatively short average maturity (1.4 years) of its securities portfolios.

     The statement of cash flows provides additional information on liquidity. The statement presents the results of the Company's operating, investing, and financing activities. Operating activities included $99.6 million in net income for the first nine months of 1995, before adjustment of noncash items. Investing activities consist primarily of both the proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities consist primarily of the net deposit activity in the Company's various accounts and short-term borrowings, as well as dividends paid.

     Cash and cash equivalents were $829 million at December 31, 1994. During the first nine months of 1995, net cash provided by operating activities was $173 million, net cash used in investing activities totaled $282 million, and net cash provided by financing activities was $30 million. Cash and cash equivalents were $750 million at September 30, 1995.

     The parent company's primary source of liquidity is dividends received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate, dividends paid to stockholders, and the acquisition of subsidiaries. In the first quarter of 1995, BayBank, the Company's largest bank subsidiary, repaid a $46.5 million floating rate note to the parent company. In addition, in the third quarter of 1995 BayBank Boston, N.A. repaid a $4.5 million floating rate note to the parent company. The parent company contributed $1 million of capital to a nonbank subsidiary during the first nine months of 1995. Dividends received from bank subsidiaries were $25 million, and dividends received from nonbank subsidiaries were $8 million during the first nine months of 1995. The parent company received a special dividend from its bank subsidiaries in the amount of $39 million in October of 1995. The parent company paid $31 million in dividends to its stockholders in 1995. During the third quarter of 1995, the parent company paid $58 million in cash to complete the acquisition of NFS. At September 30, 1995, the parent company had $92 million in cash, short-term investments, and other securities.

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

     Nonperforming assets, presented in TABLE G (page 21), (which exclude restructured, accruing loans and accruing loans 90 days or more past due) include nonperforming loans (including impaired loans, as defined below) and OREO and were $77 million at September 30, 1995, a 37% decrease from $122 million at December 31, 1994 and a 44% decrease from $137 million at September 30, 1994.

                                    TABLE G
            NONPERFORMING ASSETS, RESTRUCTURED, ACCRUING LOANS, AND
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                            SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                              1995(1)         1994           1994
                                                            ------------   -----------   ------------
Nonperforming loans.......................................     $58,174       $ 54,627      $ 59,538
Other real estate owned
  In-substance foreclosures...............................       5,272         44,610        52,737
  Foreclosed property.....................................      24,883         47,760        51,685
                                                               -------       --------      --------
                                                                30,155         92,370       104,422
  Less OREO reserve.......................................      11,452         24,971        26,856
                                                               -------       --------      --------
  OREO, net of reserve....................................      18,703         67,399        77,566
                                                               -------       --------      --------
Total nonperforming assets................................     $76,877       $122,026      $137,104
                                                               =======       ========      ========
Restructured, accruing loans..............................     $ 3,609       $ 13,537      $  8,772
                                                               =======       ========      ========
Accruing loans 90 days or more past due...................     $34,849       $ 36,193      $ 43,483
                                                               =======       ========      ========
Nonperforming assets as a percentage of loans and OREO....         1.0%           1.8%          2.1%
Nonperforming assets as a percentage of total assets......         0.7            1.1           1.3

---------------
(1) As a result of the adoption of SFAS 114 on January 1, 1995, the Company reclassified $33.2 million of in-substance foreclosures and $8.7 million of related reserves to loans and the allowances for loan losses, respectively.


     The decline in nonperforming assets is shown in TABLE H. This result was achieved by successful workout activities that included property sales, payments on nonperforming loans, and loans that qualified for, and were returned to, accrual status. Favorable resolutions were $30 million in the third quarter of 1995, or 31% of nonperforming assets at the beginning of the period. Additions to nonperforming assets were $13 million in the third quarter of 1995.

                                    TABLE H
                            CHANGE IN ASSET QUALITY
                                 (IN THOUSANDS)

                                                                                                           NINE MONTHS
                                                        1995                          1994                    ENDED
                                           ------------------------------      -------------------        SEPTEMBER 30
                                            THIRD      SECOND     FIRST         FOURTH     THIRD     -----------------------
                                           QUARTER    QUARTER    QUARTER       QUARTER    QUARTER      1995          1994
                                           --------   --------   --------      --------   --------   --------      ---------
Nonperforming assets (1).................  $ 76,877   $ 96,814   $112,005      $122,026   $137,104   $ 76,877      $ 137,104
                                           ========   ========   ========      ========   ========   ========      =========
Nonperforming asset activity:
  Additions..............................  $ 12,715   $ 21,870   $  7,573      $ 19,554   $ 10,233   $ 42,158      $  54,335
                                           --------   --------   --------      --------   --------   --------      ---------
  Payments...............................   (16,087)   (13,567)    (5,721)       (6,797)   (10,428)   (35,375)       (29,377)
  Returns to accrual.....................    (2,251)    (1,227)      (104)       (7,098)   (11,990)    (3,582)       (26,331)
  OREO sales.............................   (12,022)   (13,863)    (6,645)      (14,244)   (15,058)   (32,530)       (56,060)
                                           --------   --------   --------      --------   --------   --------      ---------
   Total improvements....................   (30,360)   (28,657)   (12,470)      (28,139)   (37,476)   (71,487)      (111,768)
                                           --------   --------   --------      --------   --------   --------      ---------
   Net outflow...........................   (17,645)    (6,787)    (4,897)       (8,585)   (27,243)   (29,329)       (57,433)
                                           --------   --------   --------      --------   --------   --------      ---------
Charge-offs..............................    (6,697)    (9,089)    (4,884)(2)    (8,378)    (7,911)   (20,670)(2)    (32,063)
Net change in OREO reserve...............     4,405        685       (240)(2)     1,885       (663)     4,850(2)       2,920
                                           --------   --------   --------      --------   --------   --------      ---------
Total decrease in nonperforming assets...  $(19,937)  $(15,191)  $(10,021)     $(15,078)  $(35,817)  $(45,149)     $ (86,576)
                                           ========   ========   ========      ========   ========   ========      =========

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

     Total nonperforming loans (TABLE I) were $58 million at September 30, 1995, compared with $55 million at December 31, 1994, and $60 million at September 30, 1994. During the third quarter of 1995, nonperforming loans decreased 20% from $73 million at June 30, 1995. On a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994, nonperforming loans declined 26% since year-end as the resolution of problem assets continued to exceed new additions.

                                    TABLE I
                              NONPERFORMING LOANS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                           SEPTEMBER 30,        DECEMBER 31,        SEPTEMBER 30,
                                                1995                1994                 1994
                                          ----------------     ---------------     ----------------
Commercial..............................  $15,172      26%     $17,480      32%    $19,763       33%
Commercial real estate..................   27,655      48       26,638      49      28,000       47
Residential mortgage....................   12,918      22        8,971      16      10,318       17
Instalment..............................    2,429       4        1,538       3       1,457        3
                                          -------     ---      -------     ---     -------      ---
          Total nonperforming loans.....  $58,174     100%     $54,627     100%    $59,538      100%
                                          =======     ===      =======     ===     =======      ===

Other Real Estate Owned

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. Under SFAS No. 114, the definition of in-substance foreclosure has been narrowed to assets for which the Company has received physical possession of the collateral. OREO (net of a valuation reserve), which reflects the reclassification of certain in-substance foreclosures to loans upon adoption of SFAS No. 114, as discussed above, declined to $19 million during the first nine months of 1995 from $67 million at December 31, 1994 and $78 million at September 30, 1994. Excluding the impact of the SFAS No. 114 reclassification, OREO continued to decline primarily due to property sales.

Restructured, Accruing Loans

     The Company restructures credits with troubled borrowers if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms.

     The adoption of SFAS No. 114 also impacted the accounting for troubled debt restructurings. Restructured, accruing loans entered into after January 1, 1995, are accounted for as impaired loans until the year subsequent to restructure, provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The Company did not enter into any restructured, accruing loan agreements during the third quarter of 1995. Loans restructured prior to the adoption of SFAS No. 114 are exempt from the provisions of that statement provided that they are performing under the restructured terms.

     At September 30, 1995, restructured, accruing loans that were entered into prior to the adoption of SFAS No. 114 and were performing under the restructured terms were $4 million; restructured, accruing loans were $14 million at December 31, 1994.

Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due declined 4% to $35 million at September 30, 1995, from $36 million at December 31, 1994, and declined 20% from $43 million at September 30, 1994 (TABLE J).

     Of the $35 million in accruing loans past due 90 days or more at September 30, 1995, residential real estate loans and instalment loans together represented 86% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $11 million in residential real estate loans, $10 million were for owner-occupied properties.

                                    TABLE J
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                           SEPTEMBER 30,        DECEMBER 31,        SEPTEMBER 30,
                                                1995                1994                 1994
                                          ----------------     ---------------     ----------------
Commercial..............................  $ 1,480        4%    $   348       1%    $ 3,503        8%
Commercial real estate..................    3,553       10       4,626      13       9,643       22
Residential mortgage....................   11,177       32      10,104      28      11,587       27
Instalment..............................   18,639       54      21,115      58      18,750       43
                                          -------      ---     -------     ---     -------      ---
          Total.........................  $34,849      100%    $36,193     100%    $43,483      100%
                                          =======      ===     =======     ===     =======      ===

Allowance for Loan Losses

     Since older problem assets are being resolved and the amount of emerging problem assets is declining, the allowance for loan losses (TABLE K, page 24) was not replenished to the full extent of net charge-offs. The allowance for loan losses was $154 million at September 30, 1995; this reflected the $8.2 million allowance acquired in the acquisition of NFS (now BayBank FSB), the provision for loan losses of $6.0 million, and net charge-offs of $6.8 million during the third quarter of 1995. The coverage of nonperforming loans (allowance for loan losses as a percentage of nonperforming loans) increased to 264% at September 30, 1995, from 253% at September 30, 1994. The coverage of nonperforming loans was 269% at December 31, 1994. However, on a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994 and the subsequent charge-off of ISF reserves reclassified to the allowance for loan losses, the year-end coverage ratio would have been 186%.


                                    TABLE K
                        SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                                       THIRD QUARTER              NINE MONTHS
                                                  -----------------------   -----------------------
                                                     1995         1994       1995(1)        1994
                                                  ----------   ----------   ----------   ----------
Loans outstanding at September 30...............  $7,476,496   $6,352,975   $7,476,496   $6,352,975
                                                  ==========   ==========   ==========   ==========
Average loans...................................  $7,376,088   $6,201,580   $6,974,748   $6,100,086
                                                  ==========   ==========   ==========   ==========
Allowance for loan losses:
Balance at beginning of period..................  $  146,345   $  154,126   $  146,835   $  171,496
  Allowance acquired through acquisition........       8,240           --        8,240           --
  Loans charged off
   Commercial...................................       2,102        2,364        5,256        9,421
   Commercial real estate.......................       1,213        3,535        8,220       17,250
   Residential mortgage.........................       2,173        1,648        6,002        5,580
   Instalment...................................       6,976        6,469       20,475       20,128
                                                  ----------   ----------   ----------   ----------
   Total loans charged off......................      12,464       14,016       39,953       52,379
                                                  ----------   ----------   ----------   ----------
  Recoveries
     Commercial.................................       1,608        2,017        6,187        5,902
     Commercial real estate.....................       1,551          371        5,928          966
     Residential mortgage.......................         678          483        2,069        1,692
     Instalment.................................       1,850        1,633        5,502        4,937
                                                  ----------   ----------   ----------   ----------
     Total recoveries...........................       5,687        4,504       19,686       13,497
                                                  ----------   ----------   ----------   ----------
     Net loans charged off......................       6,777        9,512       20,267       38,882
  Provision for loan losses.....................       6,000        6,000       19,000       18,000
                                                  ----------   ----------   ----------   ----------
Balance at September 30.........................  $  153,808   $  150,614   $  153,808   $  150,614
                                                  ==========   ==========   ==========   ==========
Annualized net charge-offs as a percentage of
  average period-to-date loans..................         0.4%         0.6%         0.4%         0.9%
Allowance for loan losses as a percentage of
  period-end loans..............................         2.1          2.4          2.1          2.4
Allowance for loan losses as a percentage of
  nonperforming loans...........................       264.4        253.0        264.4        253.0
Allowance for loan losses as a percentage of
  nonperforming loans, restructured, accruing
  loans, and accruing loans past due 90 days or
  more..........................................       159.2        134.7        159.2        134.7

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

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.10% for total capital and 11.57% for core capital at September 30, 1995, compared with 13.46% and 11.74%, respectively, at September 30, 1994. At December 31, 1994, the consolidated risk-based capital ratios were 13.06% for total capital and 11.51% for core capital. The consolidated leverage ratio was 7.59%, 7.35%, and 7.21% at September 30, 1995, December 31, 1994, and September 30, 1994, respectively (TABLE L, page 25).

                                    TABLE L
                                 CAPITAL RATIOS
                               SEPTEMBER 30, 1995

                                                  RISK-BASED RATIOS
                               --------------------------------------------------------
                                     TIER 1 CAPITAL                TOTAL CAPITAL               LEVERAGE RATIO
                               ---------------------------  ---------------------------  ---------------------------
                                REQUIRED TO BE               REQUIRED TO BE               REQUIRED TO BE
                               WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED
                               -----------------  --------  -----------------  --------  -----------------  --------
BayBanks, Inc.................         n/a%         11.57%          n/a%         13.10%          n/a%         7.59%
BayBank (Note)................        6.00          10.22         10.00          11.48          5.00          6.79
BayBank Boston, N.A. (Note)...        6.00          11.93         10.00          13.21          5.00          7.65
BayBank FSB...................        6.00          12.01         10.00          13.27          5.00          7.53
---------------
BayBank, N.A. (Pro Forma).....        6.00          10.46         10.00          11.72          5.00          6.92

 * Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a - not applicable

   Note: During the third quarter of 1995, BayBank Connecticut, N.A. was merged into BayBank Boston, N.A. On November 1, BayBank became a national bank (BayBank, N.A.) and BayBank Boston, N.A. was merged into BayBank, N.A.

     BayBanks paid a dividend in the third quarter of 1995 of $.60 per share, bringing the dividend paid in the first nine months of 1995 to $1.60 per share. On October 26, 1995, BayBanks declared a quarterly dividend of $.60 per share payable December 1, 1995.


                                 BAYBANKS, INC.

                      AVERAGE BALANCES AND CAPITAL RATIOS

                             (DOLLARS IN MILLIONS)

                                                                                        1995                     1994
                                                            NINE MONTHS      ---------------------------   -----------------
                                                         -----------------    THIRD    SECOND     FIRST    FOURTH     THIRD
                                                          1995      1994     QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------   -------   -------   -------
ASSETS
Interest-bearing deposits and other short-term
  investments..........................................  $   263   $   231   $  366    $  215    $  205    $  176    $  175
Securities available for sale, at cost.................      265       545      337       225       231       190       420
Investment securities, at cost.........................    2,520     2,378    2,303     2,574     2,687     2,849     2,840
Loans(1)
  Commercial...........................................    1,586     1,342    1,609     1,615     1,533     1,499     1,372
  Commercial real estate...............................    1,017       916    1,090       981       980       928       915
  Residential mortgage.................................    1,536     1,219    1,831     1,415     1,357     1,302     1,256
  Instalment...........................................    2,836     2,622    2,846     2,820     2,840     2,776     2,659
                                                         -------    ------   ------    ------    ------    ------    ------
                                                           6,975     6,099    7,376     6,831     6,710     6,505     6,202
  Less allowance for loan losses.......................      152       163      157       146       151       150       155
                                                         -------    ------   ------    ------    ------    ------    ------
                                                           6,823     5,936    7,219     6,685     6,559     6,355     6,047
                                                         -------    ------   ------    ------    ------    ------    ------
        Total earning assets...........................   10,023     9,253   10,382     9,845     9,833     9,720     9,637
Cash and due from banks................................      663       625      690       667       632       672       651
Other assets...........................................      459       485      495       442       440       463       480
                                                         -------    ------   ------    ------    ------    ------    ------
        Total assets...................................  $10,993   $10,200  $11,410   $10,808   $10,754   $10,705   $10,613
                                                         =======   =======  =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand...............................................  $ 2,034   $ 1,964   $2,090    $2,013    $1,998    $2,037    $1,992
  NOW accounts.........................................    1,400     1,393    1,439     1,377     1,383     1,397     1,388
  Savings..............................................    1,454     1,497    1,479     1,431     1,451     1,477     1,502
  Money market deposit accounts........................    2,506     2,699    2,539     2,468     2,512     2,577     2,655
  Consumer time........................................    1,462       967    1,789     1,401     1,189     1,059       981
  Time -- $100,000 or more.............................      200        75      216       210       175       136       125
                                                         -------    ------   ------    ------    ------    ------    ------
                                                           9,056     8,595    9,552     8,900     8,708     8,683     8,643
Federal funds purchased and other short-term
  borrowings...........................................      952       749      799       947     1,114     1,107     1,086
Long-term debt.........................................       56        54       65        51        51        51        54
                                                         -------    ------   ------    ------    ------    ------    ------
        Total deposits and borrowings..................   10,064     9,398   10,416     9,898     9,873     9,841     9,783
Other liabilities(2)...................................       91        70      103        86        81        89        77
Stockholders' equity...................................      838       732      891       824       800       775       753
                                                         -------    ------   ------    ------    ------    ------    ------
        Total liabilities and stockholders' equity.....  $10,993   $10,200  $11,410   $10,808   $10,754   $10,705   $10,613
                                                         =======   =======  =======   =======   =======   =======   =======
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard -- 4.00%).............    11.57%    11.74%   11.57 %   11.99 %   11.81 %   11.51 %   11.74 %
  Total (Min. regulatory standard -- 8.00%)............    13.10     13.46    13.10     13.53     13.36     13.06     13.46
Leverage...............................................     7.59      7.21     7.59      7.75      7.55      7.35      7.21

---------------
(1) Nonperforming loans are included in the average balances.
(2) Includes guarantee of ESOP indebtedness.

                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

   (DOLLARS IN THOUSANDS ON A TAX EQUIVALENT BASIS, EXCEPT PER SHARE AMOUNTS)


                                                                                  1995                          1994
                                                NINE MONTHS         --------------------------------    --------------------
                                            --------------------     THIRD       SECOND      FIRST       FOURTH      THIRD
                                              1995        1994      QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                            --------    --------    --------    --------    --------    --------    --------
Income on earning assets................... $599,050    $481,395    $209,826    $197,045    $192,179    $184,387    $174,632
Interest expense on deposits and
  borrowings...............................  214,053     134,053      76,738      70,885      66,430      58,805      52,812
                                            --------    --------    --------    --------    --------    --------    --------
Net interest income........................  384,997     347,342     133,088     126,160     125,749     125,582     121,820
Noninterest income.........................  164,537     156,303      57,344      55,752      51,441      50,985      52,557
                                            --------    --------    --------    --------    --------    --------    --------
Total income from operations...............  549,534     503,645     190,432     181,912     177,190     176,567     174,377
Operating expenses.........................  361,587     341,613     125,109     119,926     116,552     115,557     114,706
                                            --------    --------    --------    --------    --------    --------    --------
OPERATING INCOME BEFORE NET SECURITIES
  GAINS (LOSSES) AND PROVISIONS FOR LOAN
  LOSSES AND OREO RESERVE..................  187,947     162,032      65,323      61,986      60,638      61,010      59,671
                                            --------    --------    --------    --------    --------    --------    --------
Net securities gains (losses)..............       43         475          42          --           1        (272)         --
                                            --------    --------    --------    --------    --------    --------    --------
Provision for loan losses..................   19,000      18,000       6,000       6,500       6,500       6,000       6,000
Provision for OREO reserve, net............      771       7,852        (229)         --       1,000       1,520       2,415
                                            --------    --------    --------    --------    --------    --------    --------
Credit provisions..........................   19,771      25,852       5,771       6,500       7,500       7,520       8,415
                                            --------    --------    --------    --------    --------    --------    --------
Pre-tax income.............................  168,219     136,655      59,594      55,486      53,139      53,218      51,256
Less tax equivalent adjustment included
  above....................................    8,629       5,856       2,891       2,943       2,795       2,126       1,816
                                            --------    --------    --------    --------    --------    --------    --------
Income before taxes and cumulative effect
  of accounting change.....................  159,590     130,799      56,703      52,543      50,344      51,092      49,440
Provision for income taxes.................   60,038      53,133      21,984      18,185      19,869      20,389      20,407
                                            --------    --------    --------    --------    --------    --------    --------
Income before cumulative effect of
  accounting change........................   99,552      77,666      34,719      34,358      30,475      30,703      29,033
Less cumulative effect of accounting change
  (net of tax benefit of $683).............       --         932          --          --          --          --          --
                                            --------    --------    --------    --------    --------    --------    --------
NET INCOME................................. $ 99,552    $ 76,734    $ 34,719    $ 34,358    $ 30,475    $ 30,703    $ 29,033
                                            ========    ========    ========    ========    ========    ========    ========
EARNINGS PER SHARE
  Income before accounting change.......... $   5.11    $   4.06    $   1.74    $   1.78    $   1.58    $   1.59    $   1.51
  Less cumulative effect of
    accounting change......................       --        0.05          --          --          --          --          --
                                            --------    --------    --------    --------    --------    --------    --------
  Net Income............................... $   5.11    $   4.01    $   1.74    $   1.78    $   1.58    $   1.59    $   1.51
                                            ========    ========    ========    ========    ========    ========    ========
DIVIDENDS PAID PER SHARE................... $   1.60    $   1.15    $   0.60    $   0.50    $   0.50    $   0.45    $   0.45

FINANCIAL RATIOS
Return on average equity...................     15.9%       14.0%       15.5%       16.7%       15.5%       15.7%       15.3%
Return on average assets...................     1.21        1.01        1.21        1.28        1.15        1.14        1.09

COMMON STOCK DATA
Period-end book value per share............ $  46.18    $  40.30    $  46.18    $  44.09    $  42.81    $  41.51    $  40.30
Dividend payout ratio......................     31.3%       28.7%       34.5%       28.1%       31.6%       28.3%       29.7%
Range of BayBanks, Inc., last sale price
  High..................................... $  83.75    $  64.13    $  83.75    $  79.50    $  64.50    $  59.50    $  63.00
  Low......................................    52.00       50.00       74.75       60.50       52.00       51.00       54.25
  Close....................................    75.88       55.00       75.88       79.25       64.50       52.75       55.00

                                 BAYBANKS, INC.

             AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN(1)


                                                                        1995                          1994
                                          NINE MONTHS      -------------------------------     -------------------
                                         -------------      THIRD      SECOND       FIRST      FOURTH       THIRD
                                         1995     1994     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                         ----     ----     -------     -------     -------     -------     -------
Interest-bearing deposits and other
  short-term investments...............  5.86%    3.77%      5.78%       6.04%       5.84%       5.24%       4.38%
Securities available for sale(2).......  6.52     4.96       6.24        6.64        6.80        6.27        5.42
Investment securities..................  5.67     4.86       5.81        5.72        5.51        5.23        5.13
Loans..................................  8.94     8.05       8.92        8.99        8.94        8.55        8.35
  Commercial...........................  8.81     7.16       8.68        8.85        8.92        8.29        7.68
  Commercial real estate...............  9.19     8.06       9.26        9.31        8.98        8.89        8.54
  Residential mortgage.................  7.67     7.36       7.70        7.69        7.62        7.49        7.48
  Instalment...........................  9.62     8.83       9.70        9.61        9.57        9.07        9.03
Total earning assets...................  7.98%    6.94%      8.03%       8.01%       7.89%       7.47%       7.20%
Interest-bearing funds.................  3.55%    2.40%      3.65%       3.60%       3.41%       2.98%       2.68%
  NOW accounts.........................  1.37     1.35       1.37        1.36        1.37        1.37        1.37
  Savings..............................  2.28     1.93       2.30        2.29        2.25        2.17        1.96
  Money market deposit accounts........  3.35     2.25       3.44        3.37        3.22        2.72        2.50
  Consumer time........................  5.35     3.57       5.61        5.46        4.83        4.21        3.80
  Time -- $100,000 or more.............  5.75     3.90       5.65        5.84        5.78        5.08        4.29
  Short-term borrowings................  5.87     4.09       5.77        5.99        5.84        5.14        4.50
  Long-term debt.......................  6.34     4.46       6.22        6.35        6.50        5.54        5.05
Interest expense as a percentage of
  average earning assets...............  2.85%    1.93%      2.93%       2.88%       2.73%       2.39%       2.17%
Net interest margin....................  5.13%    5.01%      5.10%       5.13%       5.16%       5.08%       5.03%

---------------

(1) Tax equivalent basis.
(2) Yields based on average cost.



                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit List and Index on page 30.

     (b) A report on Form 8-K was filed on July 7, 1995, reporting the consummation after the close of business on June 30, 1995 of the Company's acquisition of NFS Financial Corp. and its subsidiary banks and the merger of those two banks into a single federal savings bank under the name BayBank FSB.

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

Date: November 13, 1995

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX


EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
MISCELLANEOUS
11.1          -- Computation of Primary and Fully Diluted Earnings Per Share. See Page 31.
27            -- Financial Data Schedule.