Form 10-K405
period 1995-12-31
BAYBANKS INC
filed 1996-03-18
CIK 10497

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                         Yes   X                 No
                              ---                    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996:

                   COMMON STOCK, $2.00 PAR -- $2,027,790,210

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 29, 1996:

                     COMMON STOCK, $2.00 PAR -- 19,707,874

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the proxy statement for the annual meeting of stockholders to be held on April 25, 1996 are incorporated by reference in Part III.

     The list of exhibits to this report appears on pages 70 through 72.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL COMPANY INFORMATION

     As used herein, the "Company" means BayBanks, Inc. alone or BayBanks, Inc. together with its consolidated subsidiaries, depending on the context, and the "BayBanks" means the Company's three banking subsidiaries.

     BayBanks, Inc., established in 1928, is a registered bank holding company and savings and loan holding company and is headquartered in Boston, Massachusetts. At December 31, 1995, the Company had total assets of $12.1 billion, total deposits of $10.2 billion, total stockholders' equity of $951 million, and 5,829 full-time equivalent employees. The Company's largest subsidiary is BayBank, N.A., a national bank based in Boston, with branches in Massachusetts and Connecticut. BayBank, N.A. had total assets of $11.1 billion at December 31, 1995. BayBank FSB, a federally chartered savings association, is based in Nashua, New Hampshire, and BayBank NH, a New Hampshire commercial bank, is based in Derry, New Hampshire. The Company also maintains a loan production office in Portland, Maine.

     The Company has entered into an Agreement and Plan of Merger dated December 12, 1995 with Bank of Boston Corporation ("Bank of Boston"). Under the Merger Agreement, at the effective time of the merger, each outstanding share of the common stock of the Company will be converted into the right to receive 2.2 newly issued shares of Bank of Boston common stock. The merger is subject to the approval of the stockholders of the Company and of the stockholders of Bank of Boston, to federal and state regulatory approvals, and to other conditions. Current plans call for the merger to be completed by the middle of 1996. After completion of the merger the principal banking subsidiary of Bank of Boston will operate as BayBank of Boston, N.A. See Note 20 to the consolidated financial statements under Item 8 for further discussion of the pending merger. The discussion in this Form 10-K does not give effect to the merger.

     In connection with the Merger Agreement, the Company granted to Bank of Boston a conditional option to purchase shares of common stock of the Company equal to 19.9% of the Company's outstanding shares at a price of $83.75 per share. This option is exercisable only in certain events related to a possible acquisition of the Company by another party and may have the effect of discouraging such an acquisition. In certain circumstances, the Company also may be required to repurchase the option and any shares issued thereunder.

     The Company has an extensive banking network with 237 full-service offices and 453 automated banking facilities serving 174 cities and towns in Massachusetts, fourteen in New Hampshire, and two in Connecticut. The Company is best known for its use of advanced banking technology, featuring state-of-the-art computer and telecommunications technology to process customer transactions, provide customer information, and increase the efficiency of its data processing activities. BayBank Systems, Inc., a nonbank subsidiary of BayBank, N.A., engages in data processing, product and systems development, and other technologically oriented operations, principally for the Company but also for franchisees and correspondents. In particular, BayBank Systems, Inc., operates the proprietary X-Press 24(R) and X-Press 24 Cash(R) automated teller machine ("ATM") networks. BayBanks Credit Corp. and BayBanks Mortgage Corp. (subsidiaries of BayBank, N.A.) provide instalment loan, credit card, and mortgage loan operations and services. BayBanks Mortgage Corp. also services approximately $2.0 billion of residential mortgage loans originated by the BayBanks that have been placed in the secondary market. Other subsidiaries provide brokerage and investment management services to the BayBanks and others.

     The following presents selected financial information for the Company's three banking subsidiaries:

                                                               AT DECEMBER 31
                                          --------------------------------------------------------
                                            MASSACHUSETTS
                                           AND CONNECTICUT                NEW HAMPSHIRE
                                          ------------------    ----------------------------------
                                                                    BAYBANK            BAYBANK
                                            BAYBANK, N.A.             FSB                 NH
                                          -----------------     ---------------     --------------
                                           1995     1994(1)     1995    1994(2)     1995   1994(2)
                                          -------   -------     -----   -------     ----   -------
                                                                (IN MILLIONS)
    Securities portfolios................ $ 2,731   $ 2,889     $ 85      n/a       $ 72     n/a
    Total loans..........................   7,194     6,649      521      n/a         56     n/a
    Total earning assets.................   9,925     9,538      606      n/a        128     n/a
    Total assets.........................  11,127    10,689      659      n/a        147     n/a
    Total deposits.......................   9,575     9,001      518      n/a        125     n/a
    Subordinated debt....................      --        52       --      n/a         --     n/a
    Stockholders' equity.................     734       714       89      n/a         21     n/a

---------------
 (1) During 1995 the Company's Massachusetts and Connecticut banking subsidiaries, BayBank Boston, N.A., BayBank, and BayBank Connecticut, N.A., were merged into one entity, BayBank, N.A. The 1994 pro forma information assumes the merger was effective as of December 31, 1994.

(2) As discussed more fully on page 3, BayBank FSB and BayBank NH are the subsidiaries resulting from the 1995 acquisitions of two New Hampshire banking organizations.

GENERAL BANKING BUSINESS

     The Company provides a complete range of banking, investment, and related financial services, with particular emphasis on consumer and middle market business customers. In addition to its normal deposit and lending activities, the Company aggressively pursues fee income opportunities, both in traditional and automated banking services and in the investment field, including acting as investment adviser and shareholder servicing agent for BayFunds[REGISTERED TRADEMARK], a proprietary mutual fund family.

  Consumer Banking

     The Company is a recognized leader in consumer banking, with the largest consumer market share in Massachusetts. More households in Massachusetts do business with the BayBanks than with any other banking organization. The Company offers a wide variety of consumer banking products, including FDIC-insured checking, money market, savings, and time deposit accounts; credit cards; home mortgages and home equity financing; instalment loans; and trust and private banking services.

     The Company's proprietary X-Press 24 Network operates over 1,300 ATMs in Massachusetts, New Hampshire, and Connecticut, including 200 cash machines located in retail stores, and processes approximately 11 million transactions per month; the Company has over 1 million ATM cards in use. Approximately 90 nonaffiliated financial institutions represent 238 of the ATMs in the X-Press 24 network. X-Press 24 cardholders can perform automated banking transactions at over 215,000 CIRRUS[REGISTERED TRADEMARK] and NYCE[REGISTERED TRADEMARK] terminals worldwide. BayBank cardholders can also use their cards to make point-of-sale purchases at retail establishments worldwide, including grocery stores, automobile service stations and, through BayBank X-Press Check[REGISTERED TRADEMARK], anywhere a MasterCard[REGISTERED TRADEMARK] is accepted. The Company provides a broad range of support and maintenance services to the X-Press 24 network member institutions. In addition to its branch and ATM networks, the Company operates a state-of-the-art customer sales and service center twenty-four hours a day, seven days a week, that provides customer service and product information, opens consumer bank accounts, and arranges consumer loans. In 1996 the Company plans to introduce HomeLink[REGISTERED TRADEMARK], a new home banking service for the consumer market.

  Corporate Banking

     The Company provides a comprehensive range of cash management, credit, deposit, international banking, and related services to businesses, hospitals, educational institutions, and local governments, with particular emphasis on the middle market. Specialized products available to BayBanks' business and governmental customers include personal computer-based cash management services with which a customer may perform a range of deposit account transactions; X-Press Trade[registered trademark], offering automated international letter of credit services; BayBank X-Press Tax[registered trademark] for automated payroll tax depositing; a Collateralized Municipal Money Market Account; and the Escrow Client Account Service. BayBank, N.A. also acts as trustee or custodian for employee benefit and pension plans.

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

  Investment Services

     The Company's subsidiaries offer a wide range of fiduciary and investment services to individual, trust, and business customers. The municipal securities dealership at BayBank, N.A. is a significant participant in the underwriting of Massachusetts municipal obligations and engages in private placement activities. BayBanks Brokerage Services, Inc., provides retail brokerage services. BayBanks Investment Management, Inc., a registered investment adviser, provides portfolio advice and asset management for individuals and businesses and manages the BayBank, N.A. trust department's common trust funds. As of December 31, 1995, the BayBank, N.A. trust department had total assets with a book value of $4.6 billion under management or in custody. BayBanks Investment Management, Inc., and BayBank, N.A. act as investment advisers to BayFunds, which consists of money market, equity, and bond portfolios with aggregate assets of approximately than $1.6 billion at year-end 1995.

ACQUISITIONS AND CONSOLIDATION OF BANK SUBSIDIARIES

     The Company's acquisition of NFS Financial Corp. ("NFS"), parent company of NFS Savings Bank, FSB, Nashua, New Hampshire, and Plaistow Cooperative Bank, FSB, Plaistow, New Hampshire, became effective after the close of business on June 30, 1995. As of the date of acquisition, NFS had total assets of $625 million. Following the acquisition, NFS Savings Bank, FSB and Plaistow Cooperative Bank, FSB were merged and are operating as BayBank FSB. In addition, the name of the parent company was changed from NFS to BayBank New Hampshire ("BBNH"). In September of 1995, BBNH was merged into BayBanks, Inc.

     The Company acquired Cornerstone Financial Corporation ("Cornerstone"), parent company of Cornerstone Bank of Derry, New Hampshire, after the close of business on November 30, 1995. At the date of acquisition, Cornerstone had total assets of $143 million. Following the acquisition, Cornerstone Bank began operating as BayBank NH. In addition, the name of the parent company was changed from Cornerstone to BayBanks, Inc. (a New Hampshire corporation). In December of 1995, BayBanks, Inc. (a New Hampshire corporation) was merged into BayBanks, Inc.

     During 1995, the Company merged BayBank Connecticut, N.A. into BayBank Boston, N.A. Subsequently, the Company's lead bank, BayBank, was converted to a national bank (BayBank, N.A.) and BayBank Boston, N.A. was merged into BayBank, N.A., now headquartered in Boston. The Company has filed applications to convert BayBank FSB and BayBank NH to nationally chartered banks, to merge BayBank NH into BayBank FSB (after conversion of charters) and to merge the surviving New Hampshire national bank into BayBank, N.A.

COMPETITION

     The BayBanks operate in a highly competitive banking market. The banking subsidiaries compete with other banks in their respective service areas, with several large commercial banks located in the City of Boston, and with a number of large regional and national commercial banks located throughout the country.

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

GENERAL BANKING REGULATION

     The Company is a bank holding company and a savings and loan holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956 and the Office of Thift Supervision ("OTS") under the Home Owner's Loan Act, respectively. As a bank holding company, the activities of the Company and its banking and nonbank subsidiaries are limited to the business of banking and activities closely related or incidental to banking. The Company may not acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. The Company is also subject to the Massachusetts bank holding company law that requires the Company to obtain the prior approval of the Massachusetts Board of Bank Incorporation for holding company mergers and bank acquisitions.

     The Company's largest subsidiary bank, BayBank N.A., is a national banking association subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). BayBank FSB is a federal savings bank subject to supervision and examination by the OTS. BayBank NH is subject to supervision and examination by the Federal Deposit Insurance Corporation ("FDIC") and the New Hampshire Bank Commissioner ("Bank Commissioner"). All of the Company's banking subsidiaries are insured by and subject to certain regulations of the FDIC. They are also subject to various requirements and restrictions under federal and state law, which include requirements to obtain regulatory approval of certain business transactions, including establishing and closing bank branches; requirements to maintain reserves against deposits; restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon; and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Company's banking subsidiaries.

     Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors (including depositors in the case of banking subsidiaries), except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided for increased funding for FDIC deposit insurance and for expanded regulation of the banking industry.

     Among other things, FDICIA required the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital ratio categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

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

     The FDIC has adopted regulations governing the receipt of brokered deposits that require certain banks, depending on their capital ratios and other factors, to obtain a waiver from the FDIC before they may accept brokered deposits, and that limit the interest rates certain banks can offer on deposits. Although the Company does not solicit brokered deposits, all of its banking subsidiaries are free to do so without restraint under the regulation.

     Under FDIC's risk-based deposit insurance premium system for the Bank Insurance Fund ("BIF"), banks currently pay within a range of a $2,000 statutory minimum assessment to 27 cents per $100 of domestic deposits, depending on their risk classification. Under the FDIC's risk-based deposit insurance premium system for the Savings Association Insurance Fund ("SAIF"), thrifts currently pay within a range of 23 cents per $100 of domestic deposits to 31 cents per $100 of domestic deposits, depending on their risk classification. To arrive at a risk-based assessment for each bank or thrift, the FDIC places the bank or thrift in one of nine risk categories, using a two-step process based first on capital ratios and then on other relevant supervisory information. Each institution is assigned to one of three groups (well capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. For these purposes, a well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution must have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio, and a 4% Tier 1 leverage capital ratio. An undercapitalized institution is one that does not meet either of the foregoing definitions. Each institution is also assigned to one of three supervisory subgroups based on an evaluation of the risk posed by the institution to the BIF or SAIF. Well capitalized banks and thrifts presenting the lowest risk to the BIF or SAIF pay the lowest assessment rate, while undercapitalized banks and thrifts presenting the highest risk pay the highest rate. The BayBanks' capital ratios at December 31, 1995, placed all of them in the well capitalized category for assessment purposes (see "Regulatory Capital Requirements"). The assessment will depend on the level of deposit balances and the BayBanks' respective applicable risk categories.

     Other significant provisions of FDICIA required federal banking regulators to establish standards in a number of areas to assure bank safety and soundness, including internal controls; credit underwriting; asset growth; management compensation; ratios of classified assets to capital; and earnings. The legislation also contained provisions that require the adoption of capital guidelines applicable to interest rate risks; tighten independent auditing requirements; restrict the activities and investments of state-chartered insured banks; strengthen various consumer banking laws; limit the ability of undercapitalized banks to borrow from the Federal Reserve's discount window; and require regulators to perform annual on-site bank examinations and set standards for real estate lending.

REGULATORY CAPITAL REQUIREMENTS

     Under the risk-based capital measures for banks, thrifts, and bank holding companies, a banking organization's reported balance sheet is converted to risk-based amounts by assigning each asset to a risk category, which is then multiplied by the risk weight for that category. Off-balance sheet exposures are converted to risk-based amounts through a two-step process. First, off-balance sheet assets and credit equivalent amounts (e.g., interest rate swaps) are multiplied by a credit conversion factor depending on the defined categorization of the particular item. Then the converted items are assigned to a risk category that weights the items according to their relative risk.

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

     A banking organization's total qualifying capital includes two components, core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests, less goodwill and other intangible assets. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, certain other capital instruments, and term subordinated debt, which is discounted at 20% a year during its final five years of maturity. The Company's major capital components include stockholders' equity in core capital, and the allowance for loan losses and grandfathered floating rate notes (subject to an 80% discount) in supplementary capital.

     At December 31, 1995, the minimum risk-based capital requirements were 4.00% for core capital and 8.00% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter for banks and by period-end total assets for thrifts. The minimum leverage ratio is 3.00%, although banking organizations are expected to exceed that amount by 100 or 200 basis points or more, depending upon their circumstances.

     At December 31, 1995, the Company's consolidated risk-based capital ratios were 11.41% for core capital and 12.80% for total capital, and at December 31, 1994, were 11.51% and 13.06%, respectively. The Company's consolidated leverage ratio was 7.66% at December 31, 1995, and 7.35% at December 31, 1994. These ratios exceeded the minimum regulatory guidelines.


     The following table presents the risk-based and leverage capital ratios required for depository institutions to be considered well capitalized under applicable federal regulations and the reported capital ratios of the Company and its bank and thrift subsidiaries at December 31, 1995:

                                              RISK-BASED RATIOS
                        -------------------------------------------------------------
                               TIER 1 CAPITAL                   TOTAL CAPITAL                  LEVERAGE RATIO
                        -----------------------------   -----------------------------   -----------------------------
                          REQUIRED TO BE                  REQUIRED TO BE                  REQUIRED TO BE
                        WELL CAPITALIZED(1)  REPORTED   WELL CAPITALIZED(1)  REPORTED   WELL CAPITALIZED(1)  REPORTED
                        -------------------  --------   -------------------  --------   -------------------  --------
BayBanks, Inc...........        n/a           11.41%            n/a           12.80%            n/a            7.66%
BayBank, N.A. (Note)....       6.00%           9.75           10.00%          11.01            5.00%           6.56
BayBank FSB (Note)......       6.00           12.68           10.00           13.94            5.00            7.66
BayBank NH (Note).......       6.00           21.34           10.00           22.61            5.00            9.94
---------------
BayBank, N.A.
  (Pro Forma) (Note)....       6.00          10.00           10.00           11.26            5.00            6.78

(1) Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a -- not applicable

    Note: BayBanks has filed applications to convert BayBank FSB and BayBank NH to nationally chartered banks, to merge BayBank NH into BayBank FSB (after conversion of charters) and to merge the surviving New Hampshire national bank into BayBank, N.A. The Pro Forma BayBank, N.A. capital ratios assume these mergers were effective as of December 31, 1995.

     The Company increased its quarterly dividend in 1995 following a trend that began with the reinstatement of the quarterly dividend in the first quarter of 1993. For the first and second quarters of 1995, a dividend of $.50 per share was paid. The quarterly dividend was increased to $.60 per share for the third and fourth quarters of 1995. On January 25, 1996, the Board of Directors declared a first quarter dividend of $.60 per share, payable on March 1, 1996. Under its agreement and plan of merger with Bank of Boston, the Company's quarterly dividend may be increased further only with the approval of Bank of Boston.

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

                                                                                      PAGE IN
                                                                                    THIS REPORT
                                                                                    -----------
Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates
  and Interest Differential
     Average balances............................................................         16
     Summary of operations.......................................................         17
     Average yields and rates paid...............................................          9
     Analysis of net interest income.............................................         10

Securities Portfolios
     Book value by security type.................................................         11
     Year-end maturities and yields of principal debt securities.................         49
     Securities of an issue in excess of 10% of stockholders' equity.............        n/a

                                                                                      PAGE IN
                                                                                    THIS REPORT
                                                                                    -----------
Loan Portfolio
     Distribution of loans.......................................................         12
     Maturity distribution of commercial and commercial real estate loans........         12
     Nonperforming assets; restructured, accruing loans; and accruing loans 90
      days or more past due......................................................         12
     Policy for placing loans on nonaccrual status...............................      46-47
     Interest income which would have been recorded on nonperforming loans had they performed in accordance with their original terms vs. interest income
      actually recorded on nonperforming loans...................................         47
     Foreign outstandings........................................................        n/a
     Loan concentrations.........................................................        n/a
     Other interest-bearing assets...............................................        n/a
Summary of Loan Loss Experience
     Summary of loan loss experience.............................................         13
     Discussion of additions to the allowance....................................         47
     Distribution of allowance for loan losses...................................         13
Deposits
     Average balances of deposit categories......................................         16
     Average rates paid..........................................................          9
     Foreign deposits in domestic offices........................................        n/a
     Remaining maturities of time deposits -- $100,000 or more...................         14
     Amount outstanding of time deposits -- $100,000 or more; issued by a
      foreign office.............................................................        n/a
Return on Equity and Assets
     Return on average stockholders' equity......................................         17
     Return on average total assets..............................................         17
     Dividend payout ratio.......................................................          *
     Average equity to average assets ratio......................................         **
Short-Term Borrowings............................................................         14

---------------

n/a -- not applicable

 * The dividend payout ratio was 31.4% in 1995, 28.6% in 1994, and 25.2% in 1993; there were no dividends paid in 1992 or 1991.

** The average equity to average assets ratio was 7.70% in 1995, 7.20% in 1994, 7.01% in 1993, 5.67% in 1992, and 5.10% in 1991.


              AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN
                             (TAX EQUIVALENT BASIS)

                                               1995      1994     1993     1992      1991      1990
                                               -----     ----     ----     -----     -----     -----
Interest-bearing deposits and other
  short-term investments.....................   5.90%    4.13%    3.36%     3.68%     5.92%     8.21%
Securities available for sale(1).............   6.15%    5.10%    4.48%     4.79%       --%       --%
  U.S. Government securities.................   5.49     5.27     4.54      4.70        --        --
  Mortgage-backed securities.................   9.89       --       --        --        --        --
  Asset-backed securities....................   5.64       --       --        --        --        --
  State and local government securities......   5.80       --       --        --        --        --
  Corporate and other........................   6.42     4.91     3.73      6.45        --        --
Investment securities........................   5.72%    4.97%    4.74%     6.13%     8.20%     9.37%
  U.S. Government securities.................   5.60     4.88     4.29      5.65      7.47      8.52
  Mortgage-backed securities.................   5.54     4.88       --      6.46      8.88      9.44
  Asset-backed securities....................   4.16     4.48     4.44        --        --        --
  State and local government securities......   6.66     5.23     5.53      7.16      7.51      9.29
  Industrial revenue bonds...................  11.18     9.60     8.26      8.49      8.48     11.44
  Corporate and other........................   5.92     5.99     6.22      4.33      5.67     10.64
Loans(2).....................................   8.92%    8.21%    8.13%     8.79%     9.91%    10.58%
  Commercial.................................   8.76     7.54     6.55      7.02      8.71     10.26
  Commercial real estate.....................   9.27     8.39     7.77      8.28      9.12      9.49
  Residential mortgage.......................   7.65     7.39     7.89      8.86      9.78     10.03
  Instalment.................................   9.62     8.89     9.28     10.23     11.49     12.14
Total earnings assets........................   7.99%    7.10%    6.94%     7.84%     9.34%    10.31%
Interest-bearing funds.......................   3.59%    2.56%    2.40%     3.38%     5.50%     6.96%
  NOW and savings accounts...................   1.83     1.68     1.90      2.76      4.65      5.23
  Money market deposit accounts..............   3.38     2.36     2.30      3.20      5.32      7.03
  Consumer time..............................   5.45     3.75     3.77      4.88      6.79      8.11
  Time -- $100,000 or more...................   5.71     4.35     2.66      3.56      6.04      8.05
  Short-term borrowings......................   5.91     4.50     2.72      2.90      5.44      7.70
  Long-term debt.............................   6.34     4.79     3.87      4.51      7.01      8.60
Interest expense as a percentage of average
  earning assets.............................   2.88%    2.06%    1.94%     2.85%     4.77%     5.99%
Net interest margin..........................   5.11%    5.04%    5.00%     4.99%     4.57%     4.32%

---------------
(1) Yields based on average amortized cost.

(2) Nonperforming loans (nonaccrual loans) are included in average loan balances. Interest income is recorded on an accrual basis. Thus, nonperforming loans do not contribute to net interest income and affect the net interest margin.



                        ANALYSIS OF NET INTEREST INCOME
                   (IN THOUSANDS, ON A TAX EQUIVALENT BASIS)

                                                                             CHANGE DUE TO:
                                                                          ---------------------
                                                                                        CHANGE
                                                                           CHANGE         IN
                                                             INCREASE        IN        INTEREST
                                                             (DECREASE)   BALANCES      RATES
                                                             ----------   --------     --------
1995 COMPARED WITH 1994(1)(2)
Short-term investments.....................................  $  9,054     $  5,204     $ 3,850
Securities portfolios......................................    10,785      (11,524)     22,309
Loans(3)...................................................   125,833       77,195      48,638
                                                             --------     --------     -------
  Total....................................................   145,672       70,875      74,797
                                                             --------     --------     -------
NOW & savings accounts.....................................     4,185         (121)      4,306
Money market deposit accounts..............................    21,999       (5,148)     27,147
Consumer time..............................................    47,711       30,878      16,833
Time--$100,000 or more.....................................     7,726        6,493       1,233
Short-term borrowings & long-term debt.....................    17,519        4,832      12,687
                                                             --------     --------     -------
  Total....................................................    99,140       36,934      62,206
                                                             --------     --------     -------
Net interest income........................................  $ 46,532     $ 33,941     $12,591
                                                             ========     ========     =======
1994 COMPARED WITH 1993(1)(2)
Short-term investments.....................................  $(10,965)    $(15,535)    $ 4,570
Securities portfolios......................................    52,073       39,997      12,076
Loans(3)...................................................    28,845       22,756       6,089
                                                             --------     --------     -------
  Total....................................................    69,953       47,218      22,735
                                                             --------     --------     -------
NOW & savings accounts.....................................    (3,516)       2,523      (6,039)
Money market deposit accounts..............................    (2,987)      (4,652)      1,665
Consumer time..............................................    (4,434)      (4,200)       (234)
Time--$100,000 or more.....................................     3,063        2,500         563
Short-term borrowings & long-term debt.....................    34,084       30,912       3,172
                                                             --------     --------     -------
  Total....................................................    26,210       27,083        (873)
                                                             --------     --------     -------
Net interest income........................................  $ 43,743     $ 20,135     $23,608
                                                             ========     ========     =======

---------------

(1) The rate/volume variance is allocated to the Change in Balances category.
(2) Presented on a tax equivalent basis at the combined effective federal and state tax rate of 42.9% in 1995, and 43.2% for 1994.
(3) Loan income includes loan fees, primarily related to commercial and residential real estate loans, of $6.6 million in 1995, $6.3 million in 1994, and $6.2 million in 1993.


                         SECURITIES AVAILABLE FOR SALE
                                 AT DECEMBER 31

                                        1995 (NOTE)                 1994                  1993
                                  ------------------------  --------------------  --------------------
                                                ESTIMATED              ESTIMATED             ESTIMATED
                                   AMORTIZED     MARKET     AMORTIZED   MARKET    AMORTIZED   MARKET
                                     COST        VALUE*       COST      VALUE*      COST*      VALUE
                                  -----------  -----------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
  U.S. Government securities....  $1,798,465   $1,828,408   $    --    $     --    $322,707    $325,984
  State and local government
    securities..................     225,954      227,499      8,578      8,564      18,964      18,968
  U.S Agency mortgage-backed
    securities..................      98,120       97,799         --         --      30,832      31,994
  Asset-backed securities.......      44,051       43,754         --         --          --          --
  Corporate and other...........     351,609      351,667    211,554    212,038     256,500     256,500
                                  ----------   ----------   --------   --------    --------    --------
                                  $2,518,199   $2,549,127   $220,132   $220,602    $629,003    $633,446
                                  ==========   ==========   ========   ========    ========    ========

---------------
* Balance sheet carrying value.



                             INVESTMENT SECURITIES
                                 AT DECEMBER 31

                                  1995 (NOTE)                   1994                      1993
                            ------------------------  ------------------------  ------------------------
                                          ESTIMATED                 ESTIMATED                 ESTIMATED
                             AMORTIZED     MARKET      AMORTIZED     MARKET      AMORTIZED     MARKET
                               COST*        VALUE        COST*        VALUE        COST*        VALUE
                            -----------  -----------  -----------  -----------  -----------  -----------
                                                           (IN THOUSANDS)
  U.S. Government
    securities............    $    --      $    --     $2,083,519   $2,018,428   $1,203,315   $1,209,703
  Asset-backed
    securities............         --           --        200,386      194,734      204,798      204,086
  State and local
    government
    securities............         --           --        171,436      170,275      128,997      129,352
  Industrial revenue
    bonds.................     41,544       41,544         49,548       49,548       59,958       59,958
  U.S. Agency mortgage-
    backed securities.....         --           --         49,503       46,742           --           --
  Corporate and other.....     12,854       12,854          1,857        1,857        1,992        1,992
                              -------      -------     ----------   ----------   ----------   ----------
                              $54,398      $54,398     $2,556,249   $2,481,584   $1,599,060   $1,605,091
                              =======      =======     ==========   ==========   ==========   ==========

---------------

* Balance sheet carrying value.

Note: During 1995 the Financial Accounting Standards Board allowed a one-time reassessment of the classification of securities, and the Company reclassified $2.0 billion from investment securities to securities available for sale.



                             DISTRIBUTION OF LOANS
                                 AT DECEMBER 31

                               1995         1994         1993         1992         1991         1990
                            -----------  -----------  -----------  -----------  -----------  -----------
                                                           (IN THOUSANDS)
 Commercial...............  $ 1,604,031  $ 1,528,265  $ 1,324,968  $ 1,411,120  $ 1,654,118  $ 2,036,426
 Commercial real estate
   Commercial mortgages...    1,117,110      919,271      877,834      965,134    1,132,466    1,172,848
   Construction loans.....       49,933       37,325       57,637       57,381       79,483      247,025
                            -----------  -----------  -----------  -----------  -----------  -----------
      Total commercial
        real estate.......    1,167,043      956,596      935,471    1,022,515    1,211,949    1,419,873
 Residential real
   estate.................    2,053,635    1,335,466    1,242,597    1,247,633    1,274,591    1,447,043
 Instalment...............    2,946,384    2,828,193    2,600,134    2,256,731    2,212,376    2,226,999
                            -----------  -----------  -----------  -----------  -----------  -----------
 Total loans..............  $ 7,771,093  $ 6,648,520  $ 6,103,170  $ 5,937,999  $ 6,353,034  $ 7,130,341
                              =========    =========    =========    =========    =========    =========

      MATURITY DISTRIBUTION OF COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS
                              AT DECEMBER 31, 1995

                                                               AFTER
                                                                ONE
                                                                BUT
                                                               WITHIN        OVER
                                                ONE YEAR        FIVE         FIVE
                                                OR LESS       YEARS(1)     YEARS(1)      TOTAL(2)
                                               ----------     --------     --------     ----------
                                                                 (IN THOUSANDS)
Commercial..................................   $1,203,053     $307,664     $ 71,087     $1,581,804
Commercial real estate......................      265,246      573,162      302,803      1,141,211
                                               ----------     --------     --------     ----------
                                               $1,468,299     $880,826     $373,890     $2,723,015
                                                =========     ========     ========      =========

---------------

(1) Of the total commercial and commercial real estate loans above with remaining maturities in excess of one year, 37% have adjustable rates of interest.
(2) Excludes $22.2 million of commercial and $25.8 million of commercial real estate nonperforming loans.



                NONPERFORMING ASSETS; RESTRUCTURED, ACCRUING LOANS;
                    AND ACCRUING LOANS 90 DAYS OR MORE PAST DUE

                                    1995(1)      1994        1993        1992        1991        1990
                                    -------    --------    --------    --------    --------    --------
                                                              (IN THOUSANDS)
Nonperforming loans..............   $63,830    $ 54,627    $110,001    $180,580    $222,725    $365,261
Other real estate owned
  In-substance foreclosures......     5,272      44,610      72,505     100,669     146,638     143,301
  Foreclosed property............    23,688      47,760      70,950     102,750      99,163      34,005
                                    -------    --------    --------    --------    --------    --------
                                     28,960      92,370     143,455     203,419     245,801     177,306
  Less OREO reserve..............    10,164      24,971      29,776       7,833          --          --
                                    -------    --------    --------    --------    --------    --------
  OREO, net of reserve...........    18,796      67,399     113,679     195,586     245,801     177,306
                                    -------    --------    --------    --------    --------    --------
Total nonperforming assets.......   $82,626    $122,026    $223,680    $376,166    $468,526    $542,567
                                    =======    ========    ========    ========    ========    ========
Restructured, accruing loans.....   $ 5,949    $ 13,537    $ 18,398    $ 12,084    $ 39,066    $    467
                                    =======    ========    ========    ========    ========    ========
Accruing loans 90 days or more
  past due.......................   $40,472    $ 36,193    $ 51,749    $ 91,895    $116,814    $ 99,348
                                    =======    ========    ========    ========    ========    ========

---------------
(1) As a result of the adoption of SFAS 114 on January 1, 1995, the Company reclassified $33.2 million of in-substance foreclosures and $8.7 million of related reserves to loans and the allowance for loan losses, respectively.



                          SUMMARY OF LOAN LOSS EXPERIENCE

                                        1995(1)        1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Loans outstanding at December 31.....  $7,771,093   $6,648,520   $6,103,170   $5,937,999   $6,353,034
                                       ==========   ==========   ==========   ==========   ==========
Average loans........................  $7,121,849   $6,202,289   $5,910,489   $6,152,838   $6,735,040
                                       ==========   ==========   ==========   ==========   ==========
Allowance for Loan Losses
  Beginning balance at January 1.....  $  146,835   $  171,496   $  192,700   $  212,500   $  214,203
  Allowance acquired through
     acquisitions....................      10,305           --           --           --           --
  Loans charged off:
     Commercial......................       6,704       10,113       24,231       62,437       73,833
     Commercial real estate..........       9,821       22,179       15,513       29,237       48,885
     Residential mortgage............       7,621        7,946       11,203       12,861       17,250
     Instalment......................      27,873       26,356       29,016       36,255       35,686
                                       ----------   ----------   ----------   ----------   ----------
       Total loans charged off.......      52,019       66,594       79,963      140,790      175,654
                                       ----------   ----------   ----------   ----------   ----------
  Recoveries:
     Commercial......................       7,224        7,815       11,778        6,660        2,254
     Commercial real estate..........       6,608        1,352        2,339          778          965
     Residential mortgage............       2,691        2,267        2,062          974           79
     Instalment......................       7,044        6,499        6,080        5,742        5,253
                                       ----------   ----------   ----------   ----------   ----------
       Total recoveries..............      23,567       17,933       22,259       14,154        8,551
                                       ----------   ----------   ----------   ----------   ----------
  Net loans charged off..............      28,452       48,661       57,704      126,636      167,103
  Provision for loan losses..........      25,000       24,000       36,500      106,836      165,400
                                       ----------   ----------   ----------   ----------   ----------
  Balance at December 31.............  $  153,688   $  146,835   $  171,496   $  192,700   $  212,500
                                       ==========   ==========   ==========   ==========   ==========
  Ratio of net loans charged off
     during period to average loans
     outstanding.....................         .40%        0.78%        0.98%        2.06%        2.48%

---------------

(1) As a result of the adoption of SFAS No. 114 on January 1, 1995, $33.2 million of in-substance foreclosures and related reserves of $8.7 million were reclassified to loans and the allowance for loan losses, respectively. Charge-offs of $8.7 million were subsequently recorded during the first quarter of 1995. The reclassification of in-substance reserves and subsequent charge-offs had no effect on the allowance for loan losses and are not reflected in the table above.



                 DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES (1)

                                                COMMERCIAL     RESIDENTIAL
                                  COMMERCIAL    REAL ESTATE     MORTGAGE      INSTALMENT
                                    LOANS          LOANS          LOANS         LOANS        TOTAL
                                  ----------    -----------    -----------    ----------    --------
                                                        (DOLLARS IN THOUSANDS)
December 31, 1995
  Allowance amount..............   $42,133       $63,041        $15,837       $32,677      $153,688
  Loan category to total
     loans......................      20.6%         15.1%          26.4%         37.9%        100.0%
December 31, 1994
  Allowance amount..............   $45,064       $57,476        $14,348       $29,947      $146,835
  Loan category to total
     loans......................      23.0%         14.4%          20.1%         42.5%        100.0%
December 31, 1993
  Allowance amount..............   $47,298       $66,455        $21,621       $36,122      $171,496
  Loan category to total
     loans......................      21.7%         15.3%          20.4%         42.6%        100.0%
December 31, 1992
  Allowance amount..............   $67,800       $73,707        $22,060       $29,133      $192,700
  Loan category to total
     loans......................      23.8%         17.2%          21.0%         38.0%        100.0%
December 31, 1991
  Allowance amount..............   $90,444       $68,670        $22,641       $30,745      $212,500
  Loan category to total
     loans......................      26.0%         19.1%          20.1%         34.8%        100.0%

---------------

(1) The distribution of the allowance for loan losses is based on an assessment of an aggregate potential for future losses in the respective year-end loan portfolios. While the allowance has been distributed to individual loan categories, it is available to absorb losses in the total portfolio. The distribution of the allowance includes both allocations assigned to specifically identified problem loans and unallocated amounts that are not specifically identified as to any individual loan. The unallocated amounts related to commercial and commercial real estate loans were $96 million as of December 31, 1995, as described in the CREDIT QUALITY section under Item 7.



           REMAINING MATURITIES OF TIME DEPOSITS -- $100,000 OR MORE
                              AT DECEMBER 31, 1995

                                                                                TOTAL TIME
                                                                                DEPOSITS--
                                                                             $100,000 OR MORE
                                                                           --------------------
                                                                              (IN THOUSANDS)
90 days or less............................................................       $208,106
91-180 days................................................................         65,281
181-365 days...............................................................         31,093
Over one year..............................................................         22,950
                                                                                  --------
          Total............................................................       $327,430(1)
                                                                                  ========

---------------

(1) Included in this amount are $215 million of corporate certificates of deposits and $112 million of consumer certificates of deposit of $100,000 or more.



                               SHORT-TERM BORROWINGS

                                             MAXIMUM
                                             AMOUNT          AVERAGE        WEIGHTED          WEIGHTED
                           BALANCE         OUTSTANDING     OUTSTANDING       AVERAGE           AVERAGE
                         OUTSTANDING           AT            DURING       INTEREST RATE     INTEREST RATE
                        AT DECEMBER 31    ANY MONTH- END    THE YEAR       AT YEAR-END     DURING THE YEAR
                        --------------    -------------    -----------    -------------    ---------------
                                                       (DOLLARS IN THOUSANDS)
        1995............    $718,941       $1,243,490       $915,711          5.74%             5.91%
        1994............     849,517        1,137,318        839,070          5.81              4.50
        1993............     507,820          507,820        150,608          3.10              2.72

ITEM 2.  PROPERTIES.

     BayBanks, Inc., and its subsidiaries occupy both owned and leased premises. The offices occupied by the Company in Boston, Massachusetts include its principal executive offices and are leased from nonaffiliated companies. Property occupied by the three banking subsidiaries represents the majority of the Company's property, and is generally considered to be in good condition and adequate for the purpose for which it is used. Bank properties include bank buildings and branches and free-standing automated banking facilities. BayBank, N.A., the Company's principal bank subsidiary, owns an 11-story 208,000 square foot building, of which 6% is leased to nonaffiliates. Of the 237 branch offices of the subsidiary banks at December 31, 1995, 96 were located in owned buildings and 141 were located in leased buildings. In addition, the Company leases sites for 420 automated banking facilities.

     BayBank Systems, Inc. owns and occupies a 185,000 square foot technology center and an adjoining 121,000 square foot facility that houses its principal data processing equipment. At December 31, 1995, there was an aggregate $37 million mortgage on these facilities to its parent at market terms.

ITEM 3.  LEGAL PROCEEDINGS.

     There were no material pending legal proceedings other than ordinary routine litigation incidental to the conduct of the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

   (a) The stock of BayBanks, Inc. is traded over the counter through the Nasdaq National Market under the symbol BBNK. The quarterly share data information is presented in Note 19 to the consolidated financial statements under Item 8.

   (b) As of February 29, 1996, there were approximately 5,600 holders of record of the Company's common stock.

   (c) The Company paid dividends of $2.20 per share during 1995, $1.60 per share during 1994 and $.90 per share during 1993. The Company paid a dividend quarterly from 1928 through 1990. During 1991 and 1992, the Company did not pay any dividends. For additional information on dividend payments, reference is made to the CAPITAL AND DIVIDENDS section of Management's Discussion and Analysis under Item 7, and Note 1 to the consolidated financial statements under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

                                AVERAGE BALANCES

                                                       1995          1994          1993         1992         1991         1990
                                                    -----------   -----------   ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)(1)
ASSETS
Interest-bearing deposits and other short-term
  investments(2)..................................  $   305,281   $   217,122   $  593,317   $  623,200   $  675,655   $  436,888
Securities available for sale(3)
  U.S. Government securities......................      181,295       242,774    1,158,347      303,306           --           --
  Mortgage-backed securities......................       21,290            --           --           --           --           --
  Asset-backed securities.........................        3,963            --           --           --           --           --
  State and local government securities...........       32,080            --           --           --           --           --
  Corporate and other.............................      248,461       212,445       83,424       15,344           --           --
                                                    -----------   -----------   ----------   ----------   ----------   ----------
                                                        487,089       455,219    1,241,771      318,650           --           --
Investment securities(3)
  U.S. Government securities......................    1,823,853     2,047,405      622,387      782,293      536,255      327,103
  Mortgage-backed securities......................       45,293        37,551           --      412,396      623,476      567,500
  Asset-backed securities.........................      137,901       203,558       67,130           --           --           --
  State and local government securities...........      185,675       151,901       74,190       50,192       87,792      142,117
  Industrial revenue bonds........................       45,690        54,722       68,921       84,757       98,644      114,042
  Corporate and other.............................        3,718         1,886        1,976        4,917        1,886       13,528
                                                    -----------   -----------   ----------   ----------   ----------   ----------
                                                      2,242,130     2,497,023      834,604    1,334,555    1,348,053    1,164,290
Loans(4)
  Commercial......................................    1,586,319     1,381,699    1,364,807    1,553,643    1,849,960    2,251,316
  Commercial real estate..........................    1,034,239       919,383      956,991    1,117,933    1,343,300    1,545,502
  Residential mortgage............................    1,650,781     1,240,278    1,171,044    1,256,553    1,357,703    1,549,862
  Instalment......................................    2,850,510     2,660,929    2,417,647    2,224,709    2,184,077    2,109,570
                                                    -----------   -----------   ----------   ----------   ----------   ----------
                                                      7,121,849     6,202,289    5,910,489    6,152,838    6,735,040    7,456,250
  Less allowance for loan losses..................      152,612       160,077      188,191      213,949      228,192      139,603
                                                    -----------   -----------   ----------   ----------   ----------   ----------
                                                      6,969,237     6,042,212    5,722,298    5,938,889    6,506,848    7,316,647
                                                    -----------   -----------   ----------   ----------   ----------   ----------
  Total earning assets............................   10,156,349     9,371,653    8,580,181    8,429,243    8,758,748    9,057,428
Cash and due from banks...........................      675,027       636,840      629,428      604,115      553,945      570,755
Other assets......................................      465,757       479,352      548,223      615,396      590,896      443,036
                                                    -----------   -----------   ----------   ----------   ----------   ----------
  Total assets....................................  $11,144,521   $10,327,768   $9,569,641   $9,434,805   $9,675,397   $9,931,616
                                                    ===========   ===========   ==========   ==========   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand..........................................  $ 2,059,243   $ 1,982,663   $1,886,914   $1,717,345   $1,501,448   $1,481,019
  NOW accounts....................................    1,418,119     1,394,038    1,336,270    1,218,252    1,038,135      932,851
  Savings.........................................    1,461,476     1,492,200    1,399,886    1,223,626      993,305      919,678
  Money market deposit accounts...................    2,515,907     2,668,275    2,865,209    3,034,586    3,260,294    3,184,659
  Consumer time...................................    1,556,778       989,844    1,102,025    1,363,997    1,692,020    1,821,337
  Time -- $100,000 or more........................      204,610        90,823       33,322       57,547      187,863      407,320
                                                    -----------   -----------   ----------   ----------   ----------   ----------
                                                      9,216,133     8,617,843    8,623,626    8,615,353    8,673,065    8,746,864
Federal funds purchased and other short-term
  borrowings(5)...................................      915,711       839,070      150,608      147,856      366,262      474,026
Long-term debt....................................       58,095        53,323       54,437       55,226       55,052       53,691
                                                    -----------   -----------   ----------   ----------   ----------   ----------
  Total deposits and borrowings...................   10,189,939     9,510,236    8,828,671    8,818,435    9,094,379    9,274,581
Other liabilities(6)..............................       96,653        74,429       69,937       81,366       87,381      106,033
Stockholders' equity..............................      857,929       743,103      671,033      535,004      493,637      551,002
                                                    -----------   -----------   ----------   ----------   ----------   ----------
  Total liabilities and stockholders' equity......  $11,144,521   $10,327,768   $9,569,641   $9,434,805   $9,675,397   $9,931,616
                                                    ===========   ===========   ==========   ==========   ==========   ==========
CAPITAL RATIOS
Risk-based
  Core (minimum regulatory standard -- 4.00%).....        11.41%        11.51%       10.68%       10.37%        7.28%        6.40%
  Total (minimum regulatory standard -- 8.00%)....        12.80         13.06        12.40        12.30         9.29         8.33
Leverage ratio....................................         7.66          7.35         7.26         6.79         5.38         4.83
Year-end book value per share.....................  $     48.43   $     41.51   $    37.52   $    34.81   $    31.30   $    30.49
Year-end tangible book value per share............        45.64         41.28        37.32        34.56        30.91        29.94

---------------
(1) Substantially all balances are derived from daily averages. In certain instances, a method approximating daily averages was used.

(2) Includes interest-bearing deposits in other banks, federal funds sold, securities purchased under agreement to resell, bankers' acceptances purchased, and trading account securities.

(3) During 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the classification of securities, and the Company reclassified $2.0 billion from investment securities to securities available for sale.

(4) Nonperforming loans are included in the average balances. Interest income is recorded on an accrual basis. Thus, loans that are nonperforming do not contribute to net interest income and affect the net interest margin.

(5) Includes federal funds purchased, securities sold under agreement to repurchase, and demand notes issued to the U.S. Treasury.

(6) Other liabilities include guarantee of ESOP indebtedness.


                             SUMMARY OF OPERATIONS

                                                                1995(7)      1994         1993       1992       1991       1990
                                                                --------   --------     --------   --------   --------   --------
                                                                        (DOLLARS IN THOUSANDS, ON A TAX EQUIVALENT BASIS,
                                                                                    EXCEPT PER SHARE AMOUNTS)
Income on interest-bearing deposits and other short-term
  investments(8)..............................................  $ 18,020   $  8,966     $ 19,931   $ 22,925   $ 40,019   $  35,879
Interest on securities portfolios
  Taxable.....................................................   125,955    125,096       82,343     86,304     95,542      81,417
  Tax-exempt(8)...............................................    32,143     22,217       12,897     10,807     14,961      27,686
                                                                --------   --------     --------   --------   --------   ---------
                                                                 158,098    147,313       95,240     97,111    110,503     109,103
                                                                --------   --------     --------   --------   --------   ---------
Interest and fees on loans
  Commercial(8)...............................................   138,913    104,159       89,383    109,048    161,156     231,046
  Commercial real estate......................................    95,852     77,111       74,353     92,548    122,519     146,705
  Residential mortgage........................................   126,248     91,660       92,451    111,390    132,725     155,384
  Instalment..................................................   274,323    236,573      224,471    227,652    250,890     256,015
                                                                --------   --------     --------   --------   --------   ---------
                                                                 635,336    509,503      480,658    540,638    667,290     789,150
                                                                --------   --------     --------   --------   --------   ---------
Total income on earning assets................................   811,454    665,782      595,829    660,674    817,812     934,132
Interest expense on deposits and borrowings
  NOW and savings accounts....................................    52,709     48,524       52,040     67,304     94,544      96,926
  Money market deposit accounts...............................    85,013     63,014       66,001     97,256    173,393     223,861
  Consumer time...............................................    84,791     37,080       41,514     66,627    114,868     147,752
  Time -- $100,000 or more....................................    11,675      3,949          886      2,048     11,356      32,804
  Short-term borrowings.......................................    54,128     37,739        4,098      4,285     19,941      36,477
  Long-term debt..............................................     3,682      2,552        2,109      2,489      3,860       4,622
                                                                --------   --------     --------   --------   --------   ---------
Total interest expense........................................   291,998    192,858      166,648    240,009    417,962     542,442
                                                                --------   --------     --------   --------   --------   ---------
Net interest income...........................................   519,456    472,924      429,181    420,665    399,850     391,690
Noninterest income(9)
  Service charges and fees on deposit accounts................   109,812    109,918      105,211     96,671     88,533      70,823
  Other noninterest income....................................   109,439     97,370       93,313     87,210     81,220      84,988
                                                                --------   --------     --------   --------   --------   ---------
  Total noninterest income(9).................................   219,251    207,288      198,524    183,881    169,753     155,811
                                                                --------   --------     --------   --------   --------   ---------
Total income from operations..................................   738,707    680,212      627,705    604,546    569,603     547,501
Operating expenses(10)
  Salaries and benefits.......................................   248,154    229,572      212,954    199,604    184,399     179,723
  Occupancy and equipment.....................................    91,898     86,741       87,550     89,909     85,493      87,326
  Other operating expenses....................................   138,823    140,857      146,201    139,803    128,467     111,454
                                                                --------   --------     --------   --------   --------   ---------
  Total operating expenses(10)................................   478,875    457,170      446,705    429,316    398,359     378,503
                                                                --------   --------     --------   --------   --------   ---------
Operating income before net securities gains and provisions
  for loan losses and OREO reserve............................   259,832    223,042      181,000    175,230    171,244     168,998
                                                                --------   --------     --------   --------   --------   ---------
Net securities gains..........................................        40        203          411     76,929     40,963      19,582
                                                                --------   --------     --------   --------   --------   ---------
Provision for loan losses.....................................    25,000     24,000       36,500    106,836    165,400     289,958
Provision for OREO reserve, net...............................       179      9,372       24,830     45,482     27,450      14,582
                                                                --------   --------     --------   --------   --------   ---------
Total credit provisions.......................................    25,179     33,372       61,330    152,318    192,850     304,540
                                                                --------   --------     --------   --------   --------   ---------
Pre-tax income (loss).........................................   234,693    189,873      120,081     99,841     19,357    (115,960)
Less tax equivalent adjustment included above.................    12,024      7,982        5,358      4,153      2,954       9,058
                                                                --------   --------     --------   --------   --------   ---------
Income (loss) before taxes and cumulative effect of accounting
  change......................................................   222,669    181,891      114,723     95,688     16,403    (125,018)
Provision for income taxes (benefit)(11)......................    85,295     73,522       47,072     36,451      6,748     (55,216)
                                                                --------   --------     --------   --------   --------   ---------
Income (loss) before cumulative effect of accounting change...   137,374    108,369       67,651     59,237      9,655     (69,802)
Less cumulative effect of accounting change (net of tax
  benefit of $683 in 1994)....................................        --        932           --         --         --          --
                                                                --------   --------     --------   --------   --------   ---------
NET INCOME (Loss).............................................  $137,374   $107,437     $ 67,651   $ 59,237   $  9,655   $ (69,802)
                                                                ========   ========     ========   ========   ========   =========
EARNINGS (LOSS) PER SHARE(12).................................  $   7.01   $   5.60(13) $   3.57   $   3.57   $   0.60   $   (4.37)
Dividends Declared Per Share..................................      2.20       1.60         0.90         --         --        1.05
PERFORMANCE RATIOS
Operating profit margin.......................................      35.2%      32.8%        28.8%      29.0%      30.1%       30.9%
Return on average stockholders' equity(14)....................      16.0       14.5         10.1       11.1        2.0       (12.7)
Return on average total assets(14)............................      1.23       1.04         0.71       0.63       0.10       (0.70)

---------------
 (7) Includes the results of operations of NFS and Cornerstone subsequent to their respective acquisition dates (see Note 2 to the consolidated financial statements under Item 8).
 (8) These line items are presented on a tax equivalent basis. Because of the interplay of federal and Massachusetts income taxes, $1.00 of federal tax-exempt income was the fully taxable equivalent of $1.50 in 1995.
 (9) In 1995, the Company recognized a $1.2 million gain from the sale of its corporate bond trusteeship business. In 1990, the Company recognized a $4.8 million pension settlement gain and a $1.2 million gain from the sale of its payroll processing service.
(10) In 1995, the Company recorded a $4.5 million accrual for an expected special assessment on thrift deposits.
(11) In 1995, the provision for income taxes is net of a settlement of a tax claim against the Commonwealth of Massachusetts in the amount of $2.6 million, net of federal income tax.
(12) For 1990 -- 1995, the difference between earnings (loss) per share as reported and fully diluted was less than 3%.
(13) Based on net income after accounting change. The effect of the cumulative accounting change was $.05 per share.
(14) 1995 and 1994 include the impact of the average unrealized gain on the securities available for sale portfolio.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The Company has entered into an Agreement and Plan of Merger dated December 12, 1995, with Bank of Boston Corporation ("Bank of Boston"). Under the Merger Agreement, at the effective time of the merger, each outstanding share of the common stock of the Company will be converted into the right to receive 2.2 newly issued shares of Bank of Boston common stock. The merger is subject to the approval of the stockholders of the Company and the stockholders of Bank of Boston, to federal and state regulatory approvals, and to other conditions. Current plans call for the merger to be completed by the middle of 1996. After completion of the merger, the principal banking subsidiary of Bank of Boston will operate as BayBank of Boston, N.A. See Note 20 to the consolidated financial statements under Item 8 for further discussion of the pending merger. The discussion in this Form 10-K does not give effect to the merger.

FINANCIAL REVIEW

                               EARNINGS ANALYSIS

  OPERATING INCOME

     Operating income (TABLE A) was $259.8 million in 1995, compared with $223.0 million in 1994 and $181.0 million in 1993. The 16% increase in 1995 from 1994 resulted primarily from a 10% increase in net interest income and a 6% increase in noninterest income, offset by operating expenses that were only 5% above 1994 levels. Reflected in the Company's results of operations from their dates of acquisition are BayBank FSB and BayBank NH, the two New Hampshire banking organizations that became subsidiaries of the Company upon the acquisition of NFS Financial Corp. ("NFS") on July 1, 1995, and of Cornerstone Financial Corporation ("Cornerstone") on December 1, 1995, respectively.


                                    TABLE A

                             SUMMARY OF OPERATIONS
                              TAX EQUIVALENT BASIS

                                               INCREASE                     INCREASE
                                              (DECREASE)                   (DECREASE)
                                   1995       FROM 1994          1994       FROM 1993         1993
                                 --------   --------------     --------   -------------     --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income on earning assets.......  $811,454   $145,672    22%    $665,782   $ 69,953    12%    $595,829
Interest expense on deposits
  and borrowings...............   291,998     99,140    51      192,858     26,210    16      166,648
                                 --------   --------           --------   --------           --------
Net interest income............   519,456     46,532    10      472,924     43,743    10      429,181
Noninterest income.............   219,251     11,963     6      207,288      8,764     4      198,524
                                 --------   --------           --------   --------           --------
Total income from operations...   738,707     58,495     9      680,212     52,507     8      627,705
Operating expenses.............   478,875     21,705     5      457,170     10,465     2      446,705
                                 --------   --------           --------   --------           --------
OPERATING INCOME BEFORE NET
  SECURITIES GAINS AND
  PROVISIONS FOR LOAN LOSSES
  AND OREO RESERVE.............   259,832     36,790    16      223,042     42,042    23      181,000
                                 --------   --------           --------   --------           --------
Net securities gains...........        40       (163)  (80)         203       (208)  (51)         411
                                 --------   --------           --------   --------           --------
Provision for loan losses......    25,000      1,000     4       24,000    (12,500)  (34)      36,500
Provision for OREO reserve,
  net..........................       179     (9,193)  (98)       9,372    (15,458)  (62)      24,830
                                 --------   --------           --------   --------           --------
Total credit provisions........    25,179     (8,193)  (25)      33,372    (27,958)  (46)      61,330
                                 --------   --------           --------   --------           --------
Pre-tax income.................   234,693     44,820    24      189,873     69,792    58      120,081
                                 --------   --------           --------   --------           --------
Less tax equivalent adjustment
  included above...............    12,024      4,042    51        7,982      2,624    49        5,358
                                 --------   --------           --------   --------           --------
Income before taxes and
  cumulative effect of
  accounting change............   222,669     40,778    22      181,891     67,168    59      114,723
Income taxes...................    85,295     11,773    16       73,522     26,450    56       47,072
                                 --------   --------           --------   --------           --------
Income before cumulative effect
  of accounting change.........   137,374     29,005    27      108,369     40,718    60       67,651
Less cumulative effect of
  accounting change (net of tax
  benefit of $683).............        --       (932)               932        932                 --
                                 --------   --------           --------   --------           --------
NET INCOME.....................  $137,374   $ 29,937    28     $107,437   $ 39,786    59     $ 67,651
                                 ========   ========           ========   ========           ========
EARNINGS PER SHARE
  Income before accounting
     change....................  $   7.01   $   1.36    24     $   5.65   $   2.08    58     $   3.57
  Less cumulative effect of
     accounting change.........        --      (0.05)              0.05       0.05                 --
                                 --------   --------           --------   --------           --------
  Net Income...................  $   7.01   $   1.41    25     $   5.60   $   2.03    57     $   3.57
                                 ========   ========           ========   ========           ========

  NET INTEREST INCOME

     Net interest income was $519.5 million in 1995, compared with $472.9 million in 1994.

     As analyzed further in Table B, the growth in net interest income in 1995 compared with that of 1994 was primarily the result of an 8% increase in average earning assets combined with the effect of somewhat higher interest rates. Average loans increased 11%, excluding the loans at BayBank FSB and BayBank NH. While there was growth in both corporate and consumer lending, residential real estate lending was the most significant contributor (TABLE E, page 25). In addition, the acquisitions of BayBank FSB and BayBank NH added $505 million in loans and $226 million in securities.

     The yield on earning assets was 7.99% in 1995, compared with 7.10% in 1994, as a result of overall higher interest rates on the loan and securities portfolios.

     BayBanks' funding costs increased during 1995 due to higher market interest rates as rates on core deposits (which include money market deposit accounts ["MMDAs"] and consumer certificates of deposit) increased in 1995 compared with 1994 as a result of market conditions. In addition, some customers moved balances from transaction accounts and MMDAs to higher-yielding certificates of deposit. The cost of total interest-bearing liabilities (as a percentage of average earning assets) increased 82 basis points to 2.88% in 1995, compared with 2.06% in 1994.

     The 1995 net interest margin of 5.11%, which compares favorably with the Keefe, Bruyette and Woods Bank Index of 4.25%, was seven basis points above the net interest margin for 1994. The Company believes that its substantial core deposit base with its emphasis on transaction accounts has allowed the growth in loans and generally higher rates on earning assets to positively affect the Company's net interest margin.


                                    TABLE B

                        ANALYSIS OF NET INTEREST INCOME

                                                                                         NET
                                                             INTEREST     INTEREST     INTEREST
                                                              INCOME      EXPENSE       INCOME
                                                             --------     --------     --------
                                                             (IN THOUSANDS, ON A TAX EQUIVALENT
                                                                           BASIS)
1993 AS REPORTED...........................................  $595,829     $166,648     $429,181
1994 increase (decrease) due to:
  Changes in balances......................................    47,218       27,083       20,135
  Changes in interest rates................................    22,735         (873)      23,608
                                                             --------     --------     --------
                                                               69,953       26,210       43,743
                                                             --------     --------     --------
1994 AS REPORTED...........................................  $665,782     $192,858     $472,924
1995 increase due to:
  Changes in balances......................................    70,875       36,934       33,941
  Changes in interest rates................................    74,797       62,206       12,591
                                                             --------     --------     --------
                                                              145,672       99,140       46,532
                                                             --------     --------     --------
1995 AS REPORTED...........................................  $811,454     $291,998     $519,456
                                                             ========     ========     ========

  FEES, SERVICE CHARGES, AND OTHER NONINTEREST INCOME

     Noninterest income consists primarily of service charges on deposit accounts and fees from credit and non-credit services. The income is well diversified among consumer, corporate, and small business banking activities. Noninterest income, detailed in Table C (page 21), increased to $219.3 million in 1995 from $207.3 million in 1994.

     Service charges and fees on deposit accounts continued to provide approximately one-half of noninterest income. Total service charges and fees on deposit accounts were $109.8 million in 1995, compared with $109.9 million in 1994. Increases in consumer service charge income in 1995 were the result of higher service charges from selected repricings and stronger volume, but were offset by a decline in corporate service charges due to higher earnings credit rates on compensating deposit balances.

     Other components of noninterest income experienced growth during 1995. Processing fees increased 12% to $18.2 million in 1995 from $16.2 million in 1994, primarily as the result of an increased volume of point-of-sale transactions. Investment management and brokerage fees increased 23% to $10.2 million in 1995 from $8.3 million in 1994, due primarily to increased third party mutual fund sales, and investment advisory and shareholder servicing fees from BayFunds[REGISTERED TRADEMARK], the Company's proprietary mutual fund family.

     Total assets under management in BayFunds were $1.6 billion at December 31, 1995, compared with $1.3 billion at December 31, 1994.

     Mortgage banking fees were $9.5 million in 1995, compared with $7.2 million in 1994. The increase from 1994 was due to increased application volume and additional income recognized as a result of the capitalization of originated mortgage servicing rights (see Note 3 to the consolidated financial statements under Item 8). These increases were partially offset by a decrease in secondary marketing income as the volume of loans sold to the secondary market declined in 1995.

     International fees increased 14% to $7.3 million in 1995 from $6.3 million in 1994 as the result of an increase in activity, largely net gains from foreign exchange transactions.

     The Company periodically sells student loans when these primarily government-guaranteed loans are no longer in a deferred payment status. During 1995, the Company sold $136 million in student loans, resulting in a gain of $3.8 million. In 1994, student loan sales of $134 million resulted in gains of $4.5 million.

     Other noninterest income was $7.5 million in 1995 and $4.2 million in 1994. The increase in 1995 was primarily due to a $1.2 million gain on the sale of the Company's corporate bond trusteeship business and gains on sales of branch buildings no longer utilized by the Company.


                                    TABLE C

                               NONINTEREST INCOME

                                                                                       % INCREASE
                                                                                       (DECREASE)
                                                                                   -------------------
                                                                                   1995 VS.   1994 VS.
                                              1995         1994         1993         1994       1993
                                            --------     --------     --------     --------   --------
                                                              (DOLLARS IN THOUSANDS)
Service charges and fees on
  deposit accounts........................  $109,812     $109,918     $105,211         --%          4%
Credit card fees..........................    20,685       19,549       18,892          6           3
Processing fees...........................    18,195       16,174       13,788         12          17
Trust fees................................    14,433       14,127       14,559          2          (3)
Investment management and
  brokerage fees..........................    10,214        8,293        6,318         23          31
Mortgage banking fees.....................     9,547        7,152       11,972         33         (40)
International fees........................     7,259        6,344        5,845         14           9
All other fees............................    17,858       17,000       16,159          5           5
Student loan sales gains..................     3,780        4,543        1,762        (17)        158
Other noninterest income..................     7,468        4,188        4,018         78           4
                                            --------     --------     --------
  Total noninterest income................  $219,251     $207,288     $198,524          6           4
                                            ========     ========     ========

  OPERATING EXPENSES

     The operating expense analysis presented in Table D (page 23) separates other real estate owned ("OREO") and loan workout expenses from other expenses. Operating expenses, excluding OREO and loan workout, were $473.8 million in 1995, compared with $447.2 million in 1994.

     Salaries and benefits expenses increased 8% to $248.2 million in 1995, compared with $229.6 million in 1994, primarily as the result of normal salary and benefit increases, the acquisitions of BayBank FSB and BayBank NH, and increased costs for profit sharing and performance awards.

     Occupancy and equipment expenses were $91.9 million in 1995, compared with $86.7 million in 1994. The increase was primarily the result of the New Hampshire acquisitions, an increase in rent expense due to the opening of new branch locations, including supermarket branches, and costs associated with branch closings. Marketing and public relations expenses increased due to expanded marketing efforts that included advertising for new branches and introduction of the BayBank product line in New Hampshire.

     Service bureau and other data processing expenses increased 12% to $19.6 million in 1995, compared with $17.4 million in 1994, as a result of systems enhancements and the acquisitions of NFS and Cornerstone.

     Printing and supplies increased 19% to $15.2 million in 1995, compared with $12.8 million in 1994, due primarily to increased volume as a result of recent acquisitions and internal mergers of subsidiary banks as well as higher costs of paper, printed forms, and other supplies.

     Professional services increased 20% to $13.0 million in 1995, compared with $10.8 million in 1994, primarily from the use of contract programming for systems development, personnel hiring costs related to selected staff additions, and increases in real estate appraisals due to higher mortgage applications volume.

     Deposit insurance expense decreased 50% to $10.7 million in 1995, compared with $21.7 million in 1994. This decrease reflects the Federal Deposit Insurance Corporation's ("FDIC") reduction in the premiums charged to banks for deposit insurance, effective June 1, 1995. Improved risk classifications at the Company's banking subsidiaries also affected the reduction in expense. The benefit of lower insurance rates was partially offset by an increase in the insured deposit base. In 1995, the Company accrued for an expected special assessment of $4.5 million on thrift deposits; the Company acquired approximately $530 million of thrift deposits as a result of the acquisition of NFS, a federal savings bank. The Company believes that the likelihood of the Congressional proposal to recapitalize the Savings Association Insurance Fund ("SAIF"), which insures federal savings banks, eventually becoming law makes it appropriate to accrue for the special assessment that would be made under that law.

     Postage expense reflects an increase in postal rates in 1995. Legal and consulting expense decreased as a result of a decrease in general legal costs in 1995 as compared with 1994 partially offset by increased consulting expenses related to studies of various systems and business unit operational structures.

     OREO and loan workout expenses were $5.1 million in 1995, compared with $10.0 million in 1994, reflecting the continued disposition of OREO properties and impaired loans (see Nonperforming Loans on page 30).

                                    TABLE D

                               OPERATING EXPENSES

                                                                                       % INCREASE
                                                                                       (DECREASE)
                                                                                   -------------------
                                                                                   1995 VS.   1994 VS.
                                              1995         1994         1993         1994       1993
                                            --------     --------     --------     --------   --------
                                                  (DOLLARS IN THOUSANDS)
Salaries and benefits.....................  $248,154     $229,572     $212,954          8%         8%
Occupancy and equipment...................    91,898       86,741       87,550          6         (1)
Marketing and public relations............    24,243       22,726       21,341          7          6
Service bureau and other data
  processing..............................    19,588       17,443       16,538         12          5
Printing and supplies.....................    15,233       12,767       12,997         19         (2)
Professional services.....................    12,963       10,807       13,744         20        (21)
Deposit insurance.........................    10,747       21,708       21,949        (50)        (1)
Postage...................................     9,689        8,711        8,290         11          5
Legal and consulting......................     7,587        8,516        6,609        (11)        29
Courier...................................     4,911        4,666        4,133          5         13
SAIF special assessment...................     4,500           --           --         --         --
Other.....................................    24,291       23,544       23,132          3          2
                                            --------     --------     --------
Total operating expenses excluding OREO
  expenses................................   473,804      447,201      429,237          6          4
OREO and loan workout expenses............     5,071        9,969       17,468        (49)       (43)
                                            --------     --------     --------
Total operating expenses..................  $478,875     $457,170     $446,705          5          2
                                            ========     ========     ========

  PROVISIONS FOR LOAN LOSSES AND THE OREO RESERVE

     The provisions for loan losses and the OREO reserve (see TABLE A, page 19) declined in 1995 to $25.2 million, compared with $33.4 million in 1994, reflecting improvements in credit quality and real estate values. The provision for loan losses was $25.0 million in 1995, compared with $24.0 million in 1994. The net provision for the OREO reserve was $179 thousand in 1995, compared with $9.4 million in 1994. Provisions made were offset by net gains on sales of properties of $4.7 million in 1995 and $6.3 million in 1994.

  INCOME TAXES

     The Company's provision for income taxes was $85.3 million in 1995, compared with $73.5 million in 1994. The 1995 tax provision includes an adjustment for a settlement, favorable to the Company, of a tax claim against the Commonwealth of Massachusetts. The settlement related to the taxability of interest income on certain Massachusetts bonds on which the Company had paid income taxes prior to 1993.

     In July 1995, the Commonwealth of Massachusetts passed a tax reform bill that reduced the state tax rate for banks. Under the new tax law, the rate that banks pay will be reduced over the next four years from 12.54% to 10.50% in 1999. In accordance with the new tax law, the rate was reduced from 12.54% to 12.13% in the third quarter of 1995 retroactive to January 1, 1995.

     The effective tax rate for 1995 was 38.3%, compared with 40.4% in 1994. The effective tax rate, excluding the settlement adjustment, was 39.5% in 1995. The decrease in the effective tax rate in 1995 compared with that of 1994 was primarily due to a higher level of tax-exempt income in 1995 and the reduction in the state tax rate.

                              BALANCE SHEET REVIEW

  TRENDS IN EARNING ASSETS

     Average earning assets increased to $10.2 billion in 1995, compared with $9.4 billion in 1994, due to growth in the average loan balances. The acquisitions of NFS and Cornerstone added $505 million of loans. Average loans, excluding the impact of NFS and Cornerstone, increased in both the commercial and consumer areas.

  LOAN PORTFOLIO

     Consumer loans represented 64% of the year-end loan portfolio, with $2.1 billion in residential loan balances and $2.9 billion in various types of instalment loan balances. Consumer lending activities are primarily focused on the Massachusetts and New Hampshire markets. Commercial and commercial real estate loans were 36% of the portfolio. The majority of these loans are to New England-based companies, primarily local middle market companies and small businesses in Massachusetts and New Hampshire.

     The Company originates fixed-rate and adjustable-rate residential mortgage loans. The majority of fixed-rate residential mortgage loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and adjustable-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio. Student loans are originated and held in the loan portfolio while these primarily government-guaranteed loans are in a deferred payment status. Student loans held for sale at December 31, 1995, were $33 million. The Company sold $136 million of student loans in 1995, compared with sales of $134 million in 1994.

     An analysis of the changes in major loan categories for 1995 and 1994 is presented in Table E (page 25). Loan business volume was $936 million in 1995, after deducting loans added by the acquisitions of NFS and Cornerstone; loan business volume was $1.0 billion in 1994. Residential mortgage activity was the largest contributor to this volume, principally as the result of adjustable-rate purchase money mortgages. The Company underwrote and sold $150 million of fixed-rate residential mortgage loans during 1995, compared with $270 million in 1994. At December 31, 1995, loans held for sale were $20 million, compared with $5 million at December 31, 1994. Instalment net loan business volume was $226 million, compared with $389 million in 1994. Automobile lending, particularly in the first three quarters of the year, was affected adversely by higher rates, slower auto sales, and active competition from nonbank lenders. Activity picked up in the fourth quarter as the Company instituted selective rate reductions. Commercial loan volume was $35 million in 1995, compared with $216 million in 1994. This reduction in net business volume was primarily related to auto dealer financings as loan volumes declined in 1995 from 1994. In addition, international outstandings decreased during 1995 compared with increases in outstandings during 1994. Auto dealer outstandings were adversely affected by a combination of lower auto sales during 1995 and some delays in deliveries as a result of the auto trucker strike. The Company's international loan portfolio, which is primarily focused on Mexico and South America, was $138 million at December 31, 1995, compared with $160 million at December 31, 1994. These international credits are predominantly trade related and primarily with well-known and established foreign banks. Business volume in the commercial real estate portfolio was $68 million in 1995, compared with $55 million in 1994.

                                    TABLE E

           CHANGES IN THE LOAN PORTFOLIO AT YEAR-END -- 1995 VS. 1994

                                                                           ANALYSIS OF CHANGE IN
                                                                          LOAN CATEGORIES -- 1995
                                               INCREASE    ------------------------------------------------------      1994
                                              (DECREASE)    GROSS     TRANSFERS                LOANS       NET         NET
                                              FROM YEAR-   CHARGE-       TO                   ACQUIRED,  BUSINESS    BUSINESS
                                  1995         END 1994      OFFS       OREO        SALES      NET(1)     VOLUME      VOLUME
                               ----------     ----------   --------   ---------   ---------   --------   --------   ----------
                                                                       (IN THOUSANDS)
Commercial...................  $1,604,031     $   75,766   $ (6,704)   $   (73)   $      --   $ 47,081   $ 35,462   $  216,394
Commercial real estate.......   1,167,043        210,447     (9,821)        --           --    152,359     67,909       55,068
Residential mortgage.........   2,053,635(2)     718,169     (7,621)    (2,711)    (150,196)   272,893    605,804      386,409
Instalment loans
  Automobile and other.......   1,384,356         65,611     (7,266)        --           --     19,057     53,820      151,792
  Home equity................     799,608         57,404     (1,507)      (377)          --     36,848     22,440       44,285
  Credit card................     314,316         (5,210)   (12,446)        --           --         --      7,236        5,726
  Student loans..............     301,160(3)     (10,311)      (374)        --     (136,218)        52    126,229      169,025
  Reserve credit.............     146,944         10,697     (6,280)        --           --        240     16,737       18,045
                               ----------     ----------   --------    -------    ---------   --------   --------   ----------
  Total instalment loans.....   2,946,384        118,191    (27,873)      (377)    (136,218)    56,197    226,462      388,873
                               ----------     ----------   --------    -------    ---------   --------   --------   ----------
Total loans..................  $7,771,093     $1,122,573   $(52,019)   $(3,161)   $(286,414)  $528,530   $935,637   $1,046,744
                               ==========     ==========   ========    =======    =========   ========   ========   ==========

---------------
(1) As a result of the adoption of SFAS No. 114 on January 1, 1995, the Company reclassified $33.2 million of in-substance foreclosures and $8.7 million of related reserves to loans and the allowance for loan losses, respectively. Charge-offs of $8.7 million were subsequently recorded during the first quarter of 1995. These items are included in the numbers above.

(2) Includes residential mortgage loans held for sale of $20 million in 1995.

(3) Includes student loans held for sale of $33 million in 1995.


  SECURITIES PORTFOLIOS

     The securities portfolios (TABLE F, page 26) totaled $3.0 billion at December 31, 1995, $2.9 billion at December 31, 1994, and $3.0 billion at December 31, 1993. The weighted average maturity of the securities portfolios was 1.3 years at December 31, 1995, compared with 1.6 years at December 31, 1994, and .8 years at December 31, 1993.

     Short-term investments were $361 million at December 31, 1995, compared with $166 million at December 31, 1994, and $803 million at December 31, 1993.

     In November of 1995, the Financial Accounting Standards Board ("FASB") issued a special report that allowed for a one-time reassessment of the appropriateness of the classifications of all securities held at the time. As a result of its reassessment, the Company reclassified $2.0 billion from investment securities to securities available for sale.

     Securities available for sale, consisting principally of debt securities, are stated at market value in 1995 and 1994 and at the lower of aggregate cost or market in 1993. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. Securities available for sale were $2.5 billion at December 31, 1995, $221 million at December 31, 1994, and $629 million at December 31, 1993. At December 31, 1995, securities available for sale had gross unrealized gains of $34 million and gross unrealized losses of $3 million.

     The Company's securities available for sale portfolio contains primarily U.S. Government securities, state and local government securities, asset-backed securities, and U.S. Agency mortgage-backed securities. The total state and local government portfolio, which is concentrated primarily in Massachusetts, was $227 million at December 31, 1995, with the single largest issue being approximately $6 million. All securities were either rated investment grade or, in the case of unrated securities, determined by management to be equivalent to investment grade.

     The investment securities portfolio, consisting principally of industrial revenue bonds and Federal Reserve Bank stock at December 31, 1995, is stated at amortized cost. The Company's investment securities portfolio was $54 million at December 31, 1995, $2.6 billion at December 31, 1994, and $1.6 billion at December 31, 1993. At December 31, 1995, the market value of the investment securities portfolio approximated the amortized cost of the portfolio.

     The Company also has a trading account securities portfolio consisting principally of short-term state and local government securities recorded at market value, which was $51 million, $27 million, and $15 million at December 31, 1995, 1994, and 1993, respectively. Trading account gains were $2.8 million in 1995, $2.1 million in 1994, and $2.3 million in 1993.


                                    TABLE F

                             SECURITIES PORTFOLIOS
                                 AT DECEMBER 31

                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                                  (DOLLARS IN THOUSANDS)
Short-term investments.................................  $  361,164     $  166,286     $  803,068
                                                         ----------     ----------     ----------
Securities available for sale(1)
  U.S. Government securities...........................   1,828,408             --        322,707
  State and local government securities................     227,499          8,564         18,964
  U.S. Agency mortgage-backed securities...............      97,799             --         30,832
  Asset-backed securities..............................      43,754             --             --
  Corporate and other..................................     351,667        212,038        256,500
                                                         ----------     ----------     ----------
                                                          2,549,127        220,602        629,003
                                                         ----------     ----------     ----------
Investment securities(1)
  U.S. Government securities...........................          --      2,083,519      1,203,315
  Asset-backed securities..............................          --        200,386        204,798
  State and local government securities................          --        171,436        128,997
  Industrial revenue bonds.............................      41,544         49,548         59,958
  U.S. Agency mortgage-backed securities...............          --         49,503             --
  Other................................................      12,854          1,857          1,992
                                                         ----------     ----------     ----------
                                                             54,398      2,556,249      1,599,060
                                                         ----------     ----------     ----------
Total..................................................  $2,964,689     $2,943,137     $3,031,131
                                                         ==========     ==========     ==========
Weighted average maturity of securities available for
  sale and investment securities in years(2)...........         1.5            1.7            1.1
Weighted average maturity of total securities in
  years(2).............................................         1.3            1.6            0.8

---------------
(1) During 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the classification of securities, and the Company reclassified $2.0 billion from investment securities to securities available for sale.

(2) The weighted average maturity calculation excludes amortizing industrial revenue bonds and reflects estimated prepayments for U.S. Agency mortgage-backed securities and asset-backed securities.


  DEPOSITS AND OTHER SOURCES OF FUNDS

     The Company's extensive product lines, Customer Sales and Service Center, and banking network of 237 full-service offices and 453 remote banking facilities generate significant core deposits. Core deposits accounted for 98% of total average deposits during 1995 and 99% in 1994.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $9.0 billion in 1995, compared with $8.5 billion in 1994. Average transaction accounts were $4.9 billion in 1995 and 1994. Average money market deposit accounts decreased from $2.7 billion in 1994 to $2.5 billion in 1995. Customers continued to move towards certificates of deposit, particularly as interest rates rose during the first part of 1995; average consumer certificates of deposit increased to $1.6 billion in 1995, compared with $1.0 billion in 1994. The acquisitions of NFS and Cornerstone added $315 million of certificates of deposit.

     Average corporate certificates of deposit in excess of $100 thousand ("CDs"), which represent a small portion of the Company's total funding, were $205 million in 1995, compared with $91 million in 1994.

     Average purchased funds were up slightly at $916 million in 1995, compared with $839 million in 1994.

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

     The Company's interest sensitivity gap position, as shown in Table G (page
28), is based on contractual maturities and repricing opportunities for loans, securities, deposits, and borrowings. However, in a period of rising or falling interest rates, this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, the cost of certain interest-bearing core deposit categories (primarily savings, NOW, and money market deposit accounts) has lagged changes in market interest rates, although the Company contractually can change the interest rates on these deposits at any time. A management adjustment provides for these expected repricing lags and for the notion that interest rate changes in many of these core deposit categories, particularly certain transaction accounts, have not been as sensitive to changes in market interest rates. The management adjustment is based upon the relationship of the expected movement in core deposit rates relative to market rates and is reviewed periodically and adjusted to reflect changes in trends. During 1995, the management adjustment was modified to further reflect the lower sensitivity of rates on core deposits to changes in market interest rates.

     At December 31, 1995, the Company's adjusted gap for the total within-180-day period had moved from a positive $76 million at December 31, 1994, to a positive gap position of $958 million. The total within-one-year gap moved from a positive $648 million at December 31, 1994, to a positive $1.6 billion at December 31, 1995.

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

                                    TABLE G

                       INTEREST RATE SENSITIVITY POSITION
                              AT DECEMBER 31, 1995

                                     0-30       31-90     91-180  TOTAL WITHIN    181-365   TOTAL WITHIN
                                     DAYS       DAYS      DAYS      180 DAYS       DAYS       ONE YEAR
                                    -------    -------    ----    ------------    ------    ------------
                                                           (IN MILLIONS)
Total assets......................  $ 3,859    $   817    $780       $ 5,456      $1,291      $ 6,747
Total liabilities.................    7,177        369     437         7,983         562        8,545
                                    -------    -------    ----       -------      ------      -------
Net contractual gap position......   (3,318)       448     343        (2,527)        729       (1,798)
Net interest rate swaps...........       --          4      (2)            2          --            2
                                    -------    -------    ----       -------      ------      -------
Net gap position including
  interest rate swaps at December
  31, 1995........................  $(3,318)   $   452    $341       $(2,525)     $  729      $(1,796)
Management adjustment.............    4,578     (1,031)    (64)        3,483         (48)       3,435
                                    -------    -------    ----       -------      ------      -------
Management-adjusted gap at
  December 31, 1995...............  $ 1,260    $  (579)   $277       $   958      $  681      $ 1,639
                                    =======    =======    ====       =======      ======      =======
Management-adjusted gap at
  December 31, 1994...............  $ 1,084    $(1,275)   $267       $    76      $  572      $   648
                                    =======    =======    ====       =======      ======      =======

     Liquidity, for commercial banking activities, is the ability to respond to maturing obligations, deposit withdrawals, and loan demand. The liquidity positions of the Company's banking subsidiaries are closely monitored by the Company's Capital Markets Committee. BayBanks' distribution network provides a stable base of in-market core deposits and limits the need to raise funds from the national market.

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $1.7 billion, or 16% of total deposits and borrowings, at December 31, 1995, compared with $1.6 billion, also 16% of total deposits and borrowings, at December 31, 1994. The Company's strong liquidity position allowed for the expansion of the loan portfolio and the acquisitions of NFS and Cornerstone in 1995. The Company derives additional liquidity flexibility from the relatively short average maturity (1.3 years) of its securities portfolios (page 26).

     The statement of cash flows provides additional information on liquidity. The statement presents the results of the Company's operating, investing, and financing activities. Operating activities included $137 million in net income for 1995, before adjustment of noncash items. Investing activities consist primarily of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities consist primarily of the net deposit activity in the Company's various accounts and short-term borrowings, as well as dividends paid.

     Cash and cash equivalents were $829 million at December 31, 1994. During 1995, net cash provided by operating activities was $285 million, net cash used in investing activities totaled $567 million, and net cash provided by financing activities was $375 million. Cash and cash equivalents were $922 million at December 31, 1995.

     The parent company's primary source of liquidity is dividends received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate, dividends paid to stockholders, and the acquisition of subsidiaries. In 1995, two of the Company's banking subsidiaries repaid $51 million in floating-rate notes to the parent company. The parent company contributed $1 million of capital to a nonbank subsidiary during 1995. Dividends received from banking subsidiaries were $101 million, and dividends received from nonbank subsidiaries were $35 million during 1995. The parent company paid $43 million in dividends to its stockholders in 1995. During 1995, the parent company paid $60 million in cash in the acquisition of NFS and $18 million in cash in the acquisition of Cornerstone (see Note 2 to the consolidated financial statements under Item 8 for further discussion). At December 31, 1995, the parent company had $154 million in cash, short-term investments, and other securities.

     The Merger Agreement with Bank of Boston requires the Company to obtain the consent of Bank of Boston before incurring indebtedness, disposing of assets, or making material investments, in each case other than in the ordinary course consistent with past practice. The Company does not believe that these restrictions will have a material effect on its liquidity or operations during the period before the merger is consummated.

                             CREDIT QUALITY REVIEW

  OVERVIEW

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign loan grades, or risk ratings, and, if necessary, a specific loan loss reserve calculated under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." An independent Loan Review Department then reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the OREO reserve, and the related provisions reflect this analysis.

     Nonperforming assets (which exclude restructured, accruing loans and accruing loans 90 days or more past due) include nonperforming loans (including impaired loans, as defined below) and OREO and were $83 million at December 31, 1995, a 32% decrease from $122 million at December 31, 1994.

     The decline in nonperforming assets is shown in Table H. This result was achieved by successful workout activities that included property sales, payments on nonperforming loans, and loans that qualified for, and were returned to, accrual status. Favorable resolutions were $85 million in 1995, or 70% of nonperforming assets at the beginning of the year. Additions to nonperforming assets were $66 million in 1995, a decrease of 11% compared with $74 million in 1994.


                                    TABLE H

                            CHANGES IN ASSET QUALITY

                                             SIX MONTHS ENDED                     SIX MONTHS ENDED
                                            -------------------                  -------------------
                                1995        12/31/95   6/30/95         1994      12/31/94   6/30/94
                              --------      --------   --------      ---------   --------   --------
                                                          (IN THOUSANDS)
Nonperforming assets(1).....  $ 82,626      $ 82,626   $ 96,814      $ 122,026   $122,026   $172,921
                              ========      ========   ========      =========   ========   ========
Nonperforming asset
  activity:
  Additions.................  $ 66,041      $ 36,598   $ 29,443      $  73,889   $ 29,787   $ 44,102
                              --------      --------   --------      ---------   --------   --------
  Payments..................   (44,867)      (25,579)   (19,288)       (36,174)   (17,225)   (18,949)
  Return to accrual.........    (3,889)       (2,558)    (1,331)       (33,429)   (19,088)   (14,341)
  OREO sales................   (36,458)      (15,950)   (20,508)       (70,304)   (29,302)   (41,002)
                              --------      --------   --------      ---------   --------   --------
  Total improvements........   (85,214)      (44,087)   (41,127)      (139,907)   (65,615)   (74,292)
  Net outflow...............   (19,173)       (7,489)   (11,684)       (66,018)   (35,828)   (30,190)
                              --------      --------   --------      ---------   --------   --------
Charge-offs.................   (26,365)(2)   (12,392)   (13,973)(2)    (40,441)   (16,289)   (24,152)
Change in OREO reserve......     6,138 (2)     5,693        445 (2)      4,805      1,222      3,583
                              --------      --------   --------      ---------   --------   --------
Total decrease in
  nonperforming assets......  $(39,400)     $(14,188)  $(25,212)     $(101,654)  $(50,895)  $(50,759)
                              ========      ========   ========      =========   ========   ========

---------------
(1) Nonperforming assets include nonperforming loans and OREO and exclude restructured, accruing loans and accruing loans 90 days or more past due.

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

     Total nonperforming loans (TABLE I) were $64 million at December 31, 1995, compared with $55 million at December 31, 1994. On a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994, nonperforming loans declined 19% since last year-end as the resolution of problem assets exceeded new additions.

                                    TABLE I

                             NONPERFORMING LOANS(1)
                                 AT DECEMBER 31

                                               1995                1994                 1993
                                          ---------------     ---------------     ----------------
                                                           (DOLLARS IN THOUSANDS)
Commercial..............................  $22,227      35%    $17,480      32%    $ 47,751      43%
Commercial real estate..................   25,832      41      26,638      49       49,014      45
Residential mortgage....................   13,068      20       8,971      16       11,473      10
Instalment..............................    2,703       4       1,538       3        1,763       2
                                          -------     ---     -------     ---     --------     ---
     Total nonperforming loans..........  $63,830     100%    $54,627     100%    $110,001     100%
                                          =======     ===     =======     ===     ========     ===

---------------
(1) Excludes restructured, accruing loans and accruing loans 90 days or more past due.



  OTHER REAL ESTATE OWNED

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. Under SFAS No. 114, the definition of in-substance foreclosures has been narrowed to assets for which the Company has received physical possession of the collateral. OREO (net of a valuation reserve) declined to $19 million at December 31, 1995, from $67 million at December 31, 1994, primarily reflecting the reclassification of certain in-substance foreclosures to loans upon adoption of SFAS No. 114, as discussed above. Excluding the impact of the SFAS No. 114 reclassification, OREO continued to decline primarily due to property sales.

  RESTRUCTURED, ACCRUING LOANS

     The Company restructures credits with troubled borrowers if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Loans that have been restructured remain on nonaccrual status until the customer has demonstrated a period of performance under the new contractual terms.

     The adoption of SFAS No. 114 also affected the accounting for troubled debt restructurings. Troubled debt restructurings entered into after December 31, 1994, are accounted for as impaired loans until the year subsequent to restructure, provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The amount of troubled debt restructurings entered into in 1995 was not significant. In accordance with the provisions of SFAS No. 114 and SFAS No. 118, these loans have been accounted for as impaired loans and have been disclosed as nonperforming loans.

     Loans restructured prior to the adoption of SFAS No. 114 are exempt from the provisions of that statement provided they are performing under the restructured terms. At December 31, 1995, restructured, accruing loans that were entered into prior to the adoption of SFAS No. 114 and were performing under the restructured terms were $6 million; restructured, accruing loans were $14 million at December 31, 1994.

  ACCRUING LOANS 90 DAYS OR MORE PAST DUE

     Accruing loans 90 days or more past due, presented in Table J, increased slightly to $40 million at December 31, 1995, from $36 million at December 31, 1994. The increase was the result of the New Hampshire acquisitions and an overall increase in consumer credit delinquencies. Of the $40 million in accruing loans 90 days or more past due at December 31, 1995, residential real estate loans and instalment loans together represented 94% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $13 million in such residential real estate loans, $12 million were in owner-occupied properties.


                                    TABLE J

                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT DECEMBER 31

                                                     1995              1994              1993
                                                 -------------     -------------     -------------
                                                              (DOLLARS IN THOUSANDS)
Commercial.....................................  $ 1,710     4%    $   348     1%    $ 3,558     7%
Commercial real estate.........................      831     2       4,626    13       5,093    10
Residential mortgage...........................   13,238    33      10,104    28      20,698    40
Instalment.....................................   24,693    61      21,115    58      22,400    43
                                                 -------   ---     -------   ---     -------   ---
  Total........................................  $40,472   100%    $36,193   100%    $51,749   100%
                                                 =======   ===     =======   ===     =======   ===

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses was $154 million at December 31, 1995, reflecting the $10.3 million allowance acquired in the acquisitions of NFS and Cornerstone, the provision for loan losses of $25.0 million, and net charge-offs of $28.5 million during 1995. The coverage of nonperforming loans (allowance for loan losses as a percentage of nonperforming loans) decreased to 241% at December 31, 1995, from 269% at December 31, 1994. However, on a pro forma basis, assuming the adoption of SFAS No. 114 on December 31, 1994, and the subsequent charge-off of in-substance foreclosure reserves reclassified to the allowance for loan losses, the 1994 coverage ratio would have been 186%.

     The allowance for loan losses (TABLE K, page 32) consists of both allocated and unallocated portions. The allocated portion represents amounts within the total allowance assigned to specifically identified problem loans. The unallocated portion is the amount set aside to cover the risk of loss that is not specifically identified as to any individual loan, but that is inherent in any loan portfolio. The unallocated allowance is calculated by migrating each loan category by that category's recent loan loss experience. The process involves analysis of loan grade loss histories and trends for each type of loan. Economic factors and trends are also considered when determining the total unallocated portion of the allowance. Statistical modeling is the primary methodology for determining the amount of the allowance apportioned to the consumer portfolios (residential and instalment loans). However, the apportioned amount is considered unallocated in nature.

                                    TABLE K

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                              AT DECEMBER 31, 1995

                                                             SPECIFIC
                                                            ALLOCATIONS     UNALLOCATED      TOTAL
                                                            -----------     -----------     --------
                                                                     (DOLLARS IN THOUSANDS)
LOAN CATEGORY
Commercial................................................    $5,169         $ 36,964        $ 42,133
Commercial real estate....................................     3,583           59,458          63,041
                                                              ------         --------        --------
  Total corporate.........................................     8,752           96,422         105,174
Residential mortgage......................................        --           15,837          15,837
Instalment................................................        --           32,677          32,677
                                                              ------         --------        --------
  Total allowance.........................................    $8,752         $144,936        $153,688
                                                              ======         ========        ========
  Percentage of total allowance...........................         6%              94%            100%
                                                              ======         ========        ========

                             CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 12.80% for total capital and 11.41% for core capital at December 31, 1995, compared with 13.06% and 11.51%, respectively, at December 31, 1994. The consolidated leverage ratio was 7.66% at December 31, 1995, and 7.35% at December 31, 1994.

     On January 25, 1996, BayBanks declared a quarterly dividend of $.60 per share payable March 1, 1996. Total dividends declared and paid for 1995 were $2.20, a 38% increase over the 1994 dividends declared and paid of $1.60. The closing price of BayBanks' stock on December 31, 1995, was $98.25, compared with $52.75 at December 31, 1994, an increase of 86%. Under the Company's Merger Agreement with Bank of Boston, the Company's quarterly dividend may not be increased above $.60 without the consent of Bank of Boston.

                          COMPARISON OF 1994 AND 1993

  NET INTEREST INCOME

     Net interest income (see TABLE B, page 20) was $472.9 million in 1994, compared with $429.2 million in 1993.

     The growth in net interest income in 1994 compared with 1993 was primarily the result of a 9% increase in average earning assets and an increase in interest rates. Instalment lending played a significant role in earning asset increases for the year as a whole, while commercial lending activity was particularly strong in the second half of 1994. In addition, growth was affected by the general expansion of the securities portfolios over the course of the year.

     The yield on earning assets was 7.10% in 1994, compared with 6.94% in 1993, as the result of higher rates on the commercial and commercial real estate loan portfolios as market rates increased and to some increases in yields on securities as maturities were reinvested at higher rates.

     BayBanks' funding costs during 1994 increased due to an increased volume of purchased funds and an atmosphere of rising interest rates. Rates on core deposits steadily increased during 1994, albeit at a much slower rate than general market rates. The cost of total interest-bearing liabilities (as a percentage of average earning assets) increased 12 basis points to 2.06% in 1994 compared with 1993.

  FEES, SERVICE CHARGES, AND OTHER NONINTEREST INCOME

     Noninterest income (see TABLE C, page 21) increased to $207.3 million in 1994 from $198.5 million in 1993.

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

     Other components of noninterest income experienced growth during 1994. Processing fees increased 17% to $16.2 million in 1994 from $13.8 million in 1993 primarily as the result of an increased volume of point-of-sale transactions. Investment management and brokerage fees increased 31% to $8.3 million in 1994 from $6.3 million in 1993 due primarily to investment advisory fees from higher BayFunds balances on average in 1994 as compared with 1993. The total amount of assets under management in BayFunds was $1.3 billion at December 31, 1994, compared with $1.1 billion at December 31, 1993.

     Mortgage banking fees were $7.2 million in 1994, compared with $12.0 million in 1993. A decrease in refinance volumes in 1994, as market interest rates increased, resulted in lower fee income.

     Student loan sales gains were $4.5 million in 1994, compared with $1.8 million in 1993, resulting from a higher volume of sales and more favorable pricing.

  OPERATING EXPENSES

     Operating expenses, excluding OREO and legal expenses related to loan workouts (see TABLE D, page 23) were $447.2 million in 1994, compared with $429.2 million in 1993.

     Salaries and benefits increased 8% to $229.6 million in 1994, compared with $213.0 million in 1993, primarily as the result of normal salary increases, additional staffing requirements, and higher accruals for performance awards.

     Marketing and public relations increased due to higher promotional activity related to corporate and consumer lending, as well as community banking programs. Service bureau and other data processing expenses increased 5% to $17.4 million in 1994, compared with $16.5 million in 1993, as a result of updating processing systems. Professional services declined 21% in 1994 to $10.8 million from $13.7 million in 1993, primarily due to lower utilization of outside staffing services in the Company's mortgage banking operations. Courier expenses increased due primarily to an increase in armored carrier costs associated with additional remote ATMs and extended branch hours. Legal and consulting expenses reflected increased costs for consumer business projects as well as an increase in general legal costs in 1994 compared with 1993. The cost of administering, managing, and disposing of OREO properties and legal expenses related to such workouts was $10.0 million in 1994, compared with $17.5 million in 1993, reflecting the continued disposition of OREO and the resolution of workout credits.

  PROVISIONS FOR LOAN LOSSES AND THE OREO RESERVE

     The provisions for loan losses and the OREO reserve (see TABLE A, page 19) declined substantially in 1994 to $33.4 million, compared with $61.3 million in 1993, reflecting continued improvements in credit quality. The provision for loan losses was $24.0 million in 1994, compared with $36.5 million in 1993. The provision for the OREO reserve was $9.4 million in 1994, compared with $24.8 million in 1993. The OREO provision includes net gains on sales of properties of $6.3 million in 1994 and $7.6 million in 1993.

  INCOME TAXES

     The Company reported a provision for income taxes of $73.5 million in 1994, compared with $47.1 million in 1993. The effective tax rate in 1994 was 40.4%, compared with 41.0% in 1993.

                          IMPENDING ACCOUNTING CHANGES

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to such assets being held and used and for such assets and certain identifiable intangibles to be disposed of. The implementation of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective on January 1, 1996. This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting method under APB No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. Based on 1995 activity, net income and earnings per share would not have been materially affected had SFAS No. 123 been applied.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                  PAGE
                                                                              -------------
    Independent Auditors' Report...........................................          35
    Consolidated Balance Sheet -- December 31, 1995 and 1994...............          36
    Consolidated Statement of Income -- Years Ended December 31, 1995,
      1994,
      and 1993.............................................................          37
    Consolidated Statement of Changes in Stockholders' Equity -- Years
      Ended
      December 31, 1995, 1994, and 1993....................................          38
    Consolidated Statement of Cash Flows -- Years Ended December 31, 1995,
      1994, and 1993.......................................................          39
    Notes to Financial Statements..........................................       40-66

                          INDEPENDENT AUDITORS' REPORT

KPMG Peat Marwick LLP
Certified Public Accountants
99 High Street
Boston, MA 02110

To the Board of Directors and Stockholders of BayBanks, Inc.:

     We have audited the accompanying consolidated balance sheets of BayBanks, Inc., and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayBanks, Inc., and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP

JANUARY 18, 1996

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER 31
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
                                                                    (IN THOUSANDS, EXCEPT SHARE
                                                                             AMOUNTS)
ASSETS
Cash and due from banks (Note 4)..................................  $   922,031     $   829,170
Trading account securities (Note 3)...............................       50,755          27,416
Securities portfolios (Note 3)
  Interest-bearing deposits and other short-term investments......      361,164         166,286
  Securities available for sale -- amortized cost $2,518,199 in
     1995 and $220,132 in 1994 (Note 5)...........................    2,549,127         220,602
  Investment securities -- market value $54,398 in 1995 and
     $2,481,584 in 1994 (Note 5)..................................       54,398       2,556,249
                                                                    -----------     -----------
                                                                      2,964,689       2,943,137
Loans -- net of unearned income and fees (Notes 3 and 6)
  Commercial......................................................    1,604,031       1,528,265
  Commercial real estate..........................................    1,167,043         956,596
  Residential mortgage............................................    2,053,635       1,335,466
  Instalment......................................................    2,946,384       2,828,193
                                                                    -----------     -----------
                                                                      7,771,093       6,648,520
  Less allowance for loan losses (Notes 3 and 7)..................      153,688         146,835
                                                                    -----------     -----------
                                                                      7,617,405       6,501,685
Premises and equipment, net (Note 8)..............................      215,714         195,430
Other real estate owned and in-substance foreclosures, net
  (Notes 3 and 7).................................................       18,796          67,399
Goodwill and other intangibles (Notes 2 and 3)....................       54,869           4,421
Other assets......................................................      219,242         202,289
                                                                    -----------     -----------
     Total assets.................................................  $12,063,501     $10,770,947
                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand..........................................................  $ 2,383,823     $ 2,214,761
  NOW accounts....................................................    1,657,825       1,491,694
  Savings.........................................................    1,498,596       1,462,459
  Money market deposit accounts...................................    2,599,295       2,560,425
  Consumer time...................................................    1,862,611       1,095,357
  Time -- $100,000 or more........................................      215,257         175,663
                                                                    -----------     -----------
                                                                     10,217,407       9,000,359
Federal funds purchased and other short-term borrowings (Note
  9)..............................................................      718,941         849,517
Accrued expenses and other accounts payable.......................      104,831          71,854
Long-term debt (Note 10)..........................................       64,849          51,154
Guarantee of ESOP indebtedness (Note 12)..........................        6,289           9,451
Stockholders' equity (Notes 1, 11, and 20):
  Common stock, par value $2.00 per share
     Shares authorized -- 50,000,000
     Shares issued -- 19,642,774 in 1995 and 18,999,354 in 1994...       39,286          37,999
  Surplus.........................................................      360,969         314,924
  Retained earnings...............................................      539,711         444,891
  Net unrealized gain on securities available for sale, net of tax
     (Note 3).....................................................       17,678             276
  Treasury stock at cost -- 1,841 shares in 1995 and 1,431 shares
     in 1994......................................................         (171)            (27)
  Guarantee of ESOP indebtedness (Note 12)........................       (6,289)         (9,451)
                                                                    -----------     -----------
     Total stockholders' equity...................................      951,184         788,612
                                                                    -----------     -----------
     Total liabilities and stockholders' equity...................  $12,063,501     $10,770,947
                                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                      -------------------------------------------
                                                         1995            1994            1993
                                                      -----------     -----------     -----------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Income on interest-bearing deposits and other
  short-term investments............................  $    17,169     $     8,467     $    19,002
Interest on securities portfolios
  Taxable...........................................      125,955         125,096          82,343
  Tax-exempt........................................       21,658          14,734           8,468
                                                      -----------     -----------     -----------
                                                          147,613         139,830          90,811
Interest and fees on loans..........................      634,648         509,503         480,658
                                                      -----------     -----------     -----------
Total income on earning assets......................      799,430         657,800         590,471
Interest expense on deposits and borrowings
  Deposits..........................................      234,188         152,567         160,441
  Short-term borrowings (Note 9)....................       54,128          37,739           4,098
  Long-term debt (Note 10)..........................        3,682           2,552           2,109
                                                      -----------     -----------     -----------
Total interest expense..............................      291,998         192,858         166,648
                                                      -----------     -----------     -----------
Net interest income.................................      507,432         464,942         423,823
Provision for loan losses (Note 7)..................       25,000          24,000          36,500
                                                      -----------     -----------     -----------
Net interest income after provision for loan
  losses............................................      482,432         440,942         387,323
Noninterest income
  Service charges and fees on deposit accounts......      109,812         109,918         105,211
  Other noninterest income (Note 13)................      109,439          97,370          93,313
                                                      -----------     -----------     -----------
Total noninterest income............................      219,251         207,288         198,524
Net securities gains (Notes 3 and 5)................           40             203             411
Operating expenses
  Salaries and benefits (Notes 11 and 12)...........      248,154         229,572         212,954
  Occupancy and equipment (Note 8)..................       91,898          86,741          87,550
  Other operating expenses (Note 14)................      138,823         140,857         146,201
                                                      -----------     -----------     -----------
Total operating expenses............................      478,875         457,170         446,705
Provision for OREO reserve, net (Notes 3 and 7).....          179           9,372          24,830
                                                      -----------     -----------     -----------
Total operating expenses after OREO provision.......      479,054         466,542         471,535
                                                      -----------     -----------     -----------
Income before taxes and cumulative effect of
  accounting change.................................      222,669         181,891         114,723
Provision for income taxes (Notes 3 and 15).........       85,295          73,522          47,072
                                                      -----------     -----------     -----------
Income before cumulative effect of accounting
  change............................................      137,374         108,369          67,651
Less cumulative effect of accounting change (net of
  tax benefit of $683 in 1994) (Note 12)............           --             932              --
                                                      -----------     -----------     -----------
Net Income..........................................  $   137,374     $   107,437     $    67,651
                                                      ===========     ===========     ===========
Earnings Per Share (Note 3)
  Income before accounting change...................  $      7.01     $      5.65     $      3.57
  Less cumulative effect of accounting change.......           --            0.05              --
                                                      -----------     -----------     -----------
  Net income........................................  $      7.01     $      5.60     $      3.57
                                                      ===========     ===========     ===========
Average shares outstanding..........................   19,608,734      19,173,524      18,953,397

  The accompanying notes are an integral part of these consolidated financial statements.

                                 BAYBANKS, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 NET UNREALIZED
                                                                                    GAIN ON
                                                                                   SECURITIES
                                                COMMON               RETAINED      AVAILABLE      TREASURY   ESOP LOAN
                                                 STOCK    SURPLUS    EARNINGS       FOR SALE       STOCK     GUARANTEE    TOTAL
                                                -------   --------   ---------   --------------   --------   ---------   --------
                                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE AS OF DECEMBER 31, 1992...............  $37,016   $304,890   $316,812       $     --      $   (26)   $(14,473)   $644,219
  Net income -- 1993..........................                         67,651                                              67,651
  Cash dividends declared ($0.90 per share)...                        (16,801)                                            (16,801)
  Payment on ESOP note........................                                                                  2,232       2,232
  Exercise of stock options (157,414
    shares)...................................      269      2,706                                    940                   3,915
  Stock issued (98,471 shares) in conversion
    of debentures.............................      197      1,156                                                          1,353
  Stock issued (2,156 shares) in payment of
    fees......................................        4        101                                                            105
  Treasury shares acquired (22,109 shares)
    (Note 11).................................                 138                                   (914)                   (776)
  Other, principally employee benefit plans
    (Note 11).................................               1,364                                                          1,364
                                                -------   --------   --------        -------      -------    --------    --------
BALANCE AS OF DECEMBER 31, 1993...............   37,486    310,355    367,662             --           --     (12,241)    703,262
  Net unrealized gain on securities available
    for sale at January 1, 1994 (Note 3)......                                         2,526                                2,526
  Net income -- 1994..........................                        107,437                                             107,437
  Cash dividends declared ($1.60 per share)...                        (30,208)                                            (30,208)
  Payment on ESOP note........................                                                                  2,790       2,790
  Net change in valuation reserve related to
    securities available for sale portfolio,
    net of deferred income taxes (Note 3).....                                        (2,250)                              (2,250)
  Exercise of stock options (171,303
    shares)...................................      279      2,663                                  1,700                   4,642
  Stock issued (2,980 shares) in conversion
    of debentures.............................        6         35                                                             41
  Stock issued (2,088 shares) in payment of
    fees......................................        4        109                                                            113
  Stock issued (112,000 shares) in connection
    with restricted stock plan................      224       (224)                                                            --
  Treasury shares acquired (33,382 shares)
    (Note 11).................................                  48                                 (1,727)                 (1,679)
  Other, principally employee benefit plans
    (Note 11).................................               1,938                                                          1,938
                                                -------   --------   --------        -------      -------    --------    --------
BALANCE AS OF DECEMBER 31, 1994...............   37,999    314,924    444,891            276          (27)     (9,451)    788,612
  Net income -- 1995..........................                        137,374                                             137,374
  Cash dividends declared ($2.20 per share)...                        (42,554)                                            (42,554)
  Stock issued in acquisition of NFS Financial
    Corp. (NFS) (487,267 shares) (Note 2).....      975     37,641                                                         38,616
  Options issued in acquisition of NFS (29,778
    options) (Note 2).........................               1,504                                                          1,504
  Payment on ESOP note........................                                                                  3,162       3,162
  Net change in valuation reserve related to
    securities available for sale portfolio,
    net of deferred income taxes (Note 3).....                                        17,402                               17,402
  Exercise of stock options (176,886
    shares)...................................      253      2,231                                  3,130                   5,614
  Stock issued (1,960 shares) in payment of
    fees......................................        4        118                                                            122
  Stock issued (27,750 shares) in connection
    with restricted stock plan................       55        (55)                                                            --
  Treasury shares acquired (50,853 shares)
    (Note 11).................................                 107                                 (3,274)                 (3,167)
  Other, principally employee benefit plans
    (Note 11).................................               4,499                                                          4,499
                                                -------   --------   --------        -------      -------    --------    --------
BALANCE AS OF DECEMBER 31, 1995...............  $39,286   $360,969   $539,711       $ 17,678      $  (171)   $ (6,289)   $951,184
                                                =======   ========   ========        =======      =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 BAYBANKS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31
                                                                                ---------------------------------------
                                                                                   1995          1994          1993
                                                                                -----------   -----------   -----------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income..................................................................  $   137,374   $   107,437   $    67,651
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proceeds from sales and maturities of trading account securities(1).......    3,010,411     2,493,752     1,832,047
    Purchases of trading account securities...................................   (3,042,417)   (2,530,409)   (1,803,249)
    Amortization of security premium..........................................       12,170        22,084        10,842
    Net securities gains......................................................          (40)         (203)         (411)
    Fixed-rate mortgages sold.................................................      150,196       269,995       815,722
    Fixed-rate mortgages originated for sale, net of principal payments.......     (162,569)     (123,289)     (775,749)
    Student loans transferred from portfolio and sold.........................      136,218       134,107        67,363
    Provision for loan losses.................................................       25,000        24,000        36,500
    Amortization of goodwill and other intangibles............................        2,420           558           684
    Depreciation and amortization of premises and equipment...................       26,319        24,365        24,218
    Gain on sales of premises and equipment...................................       (1,756)         (934)           --
    Provision for OREO reserve, net...........................................          179         9,372        24,830
    Deferred income taxes.....................................................        1,616         9,216         2,675
    Change in other assets....................................................      (11,548)       (1,839)      (27,223)
    Change in interest receivable.............................................      (18,800)      (22,997)         (107)
    Change in accrued expenses and other accounts payable.....................        8,721        17,467         6,163
    Change in interest payable................................................       11,970         4,483        (3,320)
                                                                                 ----------    ----------    ----------
        Net cash provided by operating activities.............................      285,464       437,165       278,636
                                                                                 ----------    ----------    ----------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale........................      139,231       313,796       449,217
  Proceeds from maturities of securities available for sale...................      625,849       360,199       605,245
  Purchases of securities available for sale(1)(2)............................     (864,721)     (246,555)     (651,384)
  Proceeds from maturities of investment securities(2)........................    2,436,369     1,006,045       184,280
  Purchases of investment securities..........................................   (1,941,985)   (1,979,848)   (1,115,180)
  Net cash provided (used) by:
    Short-term investments....................................................     (163,279)      636,782       288,917
    Loans(3)(4)(5)............................................................     (742,421)     (897,746)     (348,318)
  Proceeds from sales of premises and equipment...............................        2,585         1,703           125
  Purchases of premises and equipment.........................................      (33,700)      (28,010)      (18,467)
  Proceeds from sales and payments related to OREO(4)(5)......................       22,634        59,830        75,184
  Purchases of financial institutions, net of cash acquired...................      (47,803)           --            --
                                                                                 ----------    ----------    ----------
        Net cash used by investing activities.................................     (567,241)     (773,804)     (530,381)
                                                                                 ----------    ----------    ----------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts................................      136,176       150,715       276,644
    Money market deposits.....................................................      (65,827)     (171,295)     (235,571)
    Consumer time deposits....................................................      452,672       101,412      (240,802)
    Time -- $100,000 or more..................................................       39,202       140,706        (3,998)
    Short-term borrowings.....................................................     (143,027)      341,697       367,851
    Long-term debt............................................................       (4,451)       (3,293)          653
  Dividends paid..............................................................      (42,554)      (30,208)      (16,801)
  Other equity transactions...................................................        2,447         3,090         3,028
                                                                                 ----------    ----------    ----------
    Net cash provided by financing activities.................................      374,638       532,824       151,004
                                                                                 ----------    ----------    ----------
  Net change in cash and cash equivalents.....................................       92,861       196,185      (100,741)
  Cash and cash equivalents at beginning of year(6)...........................      829,170       632,985       733,726
                                                                                 ----------    ----------    ----------
  Cash and cash equivalents at end of year(6).................................  $   922,031   $   829,170   $   632,985
                                                                                 ==========    ==========    ==========
  Supplemental disclosure of cash flow information
    Interest paid.............................................................  $   280,028   $   188,375   $   169,968
    Taxes paid................................................................       98,003        64,463        58,026

---------------
(1) Excludes transfers of trading account securities to the securities available for sale portfolio of $8.8 million, $23.8 million, and $30.8 million in 1995, 1994, and 1993, respectively.

(2) Excludes transfer of investment securities to the securities available for sale portfolio of $2.0 billion in 1995 (see Note 5).

(3) Excludes transfers of loans to the other real estate owned category of $3.2 million, $30.7 million, and $40.5 million in 1995, 1994, and 1993, respectively.

(4) Excludes loan originations in conjunction with OREO sales of $6.3 million, $7.8 million, and $22.4 million in 1995, 1994, and 1993, respectively.

(5) Excludes $33.2 million of in-substance foreclosures and related reserves of $8.7 million reclassified to loans and the allowance for loan losses, respectively, as a result of the adoption of SFAS No. 114 on January 1, 1995.

(6) Cash and cash equivalents consist of cash on hand and due from banks.


    The accompanying notes are an integral part of these consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  CONDENSED FINANCIAL INFORMATION OF THE PARENT

     The condensed balance sheet is presented for 1995 and 1994, and a statement of income and statement of cash flows are presented for the years 1993 through 1995, for BayBanks, Inc. (the "parent company").

                                 BALANCE SHEET

                                                                             DECEMBER 31
                                                                       -----------------------
                                                                          1995          1994
                                                                       ----------     --------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           SHARE AMOUNTS)
ASSETS
Cash and short-term investments......................................  $   14,260     $ 15,472
Securities available for sale -- amortized cost $140,117 in 1995
  and $2 in 1994.....................................................     140,142            6
Investment securities -- market value $66,842 in 1994................          --       66,882
Investment in capital stock of subsidiaries
  Banking subsidiaries...............................................     843,728      675,451
  Nonbank subsidiaries...............................................         181       38,490
                                                                       ----------     --------
                                                                          843,909      713,941
Notes and advances due from subsidiaries.............................      15,000       52,600
Other assets.........................................................       3,509        1,311
                                                                       ----------     --------
     Total assets....................................................  $1,016,820     $850,212
                                                                       ==========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses and other accounts payable..........................  $    9,347     $  2,149
Long-term debt.......................................................      50,000       50,000
Guarantee of ESOP indebtedness.......................................       6,289        9,451
Stockholders' equity:
  Common stock, par value $2.00 per share
     Shares authorized -- 50,000,000
     Shares issued -- 19,642,774 in 1995 and 18,999,354 in 1994......      39,286       37,999
  Surplus............................................................     360,969      314,924
  Retained earnings..................................................     539,711      444,891
  Net unrealized gain on securities available for sale, net of tax...      17,678          276
  Treasury stock at cost -- 1,841 shares in 1995 and 1,431 shares in
     1994............................................................        (171)         (27)
  Guarantee of ESOP indebtedness.....................................      (6,289)      (9,451)
                                                                       ----------     --------
     Total stockholders' equity......................................     951,184      788,612
                                                                       ----------     --------
       Total liabilities and stockholders' equity....................  $1,016,820     $850,212
                                                                       ==========     ========

                              STATEMENT OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1995         1994        1993
                                                              --------     --------     -------
                                                                       (IN THOUSANDS)
Income:
  Dividends from subsidiaries
     Banking subsidiaries...................................  $101,318     $ 25,440     $10,000
     Nonbank subsidiaries...................................    35,064       10,000       6,500
                                                              --------     --------     -------
                                                               136,382       35,440      16,500
  Interest from subsidiaries................................       605        2,297       1,775
  Interest on short-term investments........................     1,243          504         443
  Interest and dividends on securities portfolios...........     4,804        2,162       1,271
  Other income..............................................       130          631         547
                                                              --------     --------     -------
     Total income...........................................   143,164       41,034      20,536
                                                              --------     --------     -------
Expenses:
  Interest on debentures and notes payable..................     3,155        2,251       1,743
  General and administrative................................       455        2,344         700
                                                              --------     --------     -------
     Total expenses.........................................     3,610        4,595       2,443
                                                              --------     --------     -------
Income before income taxes and equity in undistributed
  income of subsidiaries....................................   139,554       36,439      18,093
Income tax expense..........................................     1,341           77         358
                                                              --------     --------     -------
Income before equity in undistributed income of
  subsidiaries..............................................   138,213       36,362      17,735
Equity in subsidiaries' undistributed income................      (839)      71,075      49,916
                                                              --------     --------     -------
Net income..................................................  $137,374     $107,437     $67,651
                                                              ========     ========     =======

                            STATEMENT OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           -------------------------------------
                                                              1995           1994         1993
                                                           -----------     --------     --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
  Dividends from subsidiaries
     Banking subsidiaries................................   $   101,318    $  25,440    $  10,000
     Nonbank subsidiaries................................        35,064       10,000        6,500
                                                             ----------    ---------    ---------
                                                                136,382       35,440       16,500
  Interest received......................................         3,081        3,715        3,323
  Other income...........................................           130          631          547
  Interest paid..........................................        (3,186)      (2,218)      (1,779)
  Operating expenditures.................................          (333)      (1,945)        (814)
  Income taxes (paid) received...........................          (654)       1,965         (463)
                                                             ----------    ---------    ---------
     Net cash provided by operating activities...........       135,420       37,588       17,314
                                                             ----------    ---------    ---------
INVESTING ACTIVITIES
  Purchases of securities................................    (2,079,088)    (181,086)    (166,082)
  Sales and maturities of securities.....................     2,020,077      168,692      163,355
  Net repayments from (advances to) subsidiaries.........        34,092           --       (1,000)
  Investments in subsidiaries............................        (1,000)          --      (21,500)
  Purchases of financial institutions (Note 2)...........       (73,288)          --           --
                                                             ----------    ---------    ---------
  Net cash flow used by investing activities.............       (99,207)     (12,394)     (25,227)
                                                             ----------    ---------    ---------
FINANCING ACTIVITIES
  Dividends paid.........................................       (42,554)     (30,208)     (16,801)
  Payment of debt........................................            --          (10)          --
  Proceeds from exercise of stock options................         2,504        3,197        3,296
  Proceeds from affiliates for stock compensation plan...         2,709        1,552        1,099
  Deferred payment plan..................................           (84)        (118)        (105)
                                                             ----------    ---------    ---------
  Net cash flow used by financing activities.............       (37,425)     (25,587)     (12,511)
                                                             ----------    ---------    ---------
  Net change in cash and cash equivalents................        (1,212)        (393)     (20,424)
  Cash and cash equivalents at beginning of year.........        15,472       15,865       36,289
                                                             ----------    ---------    ---------
  Cash and cash equivalents at end of year...............   $    14,260    $  15,472    $  15,865
                                                             ==========    =========    =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
Net income...............................................   $   137,374    $ 107,437    $  67,651
Adjustments to reconcile net income to net cash provided
  by operating activities:
Equity in subsidiaries' undistributed income.............           839      (71,075)     (49,916)
Amortization of security discount, net...................        (3,198)      (1,288)         (46)
Net change in accrued expenses...........................          (285)         374         (340)
Net change in accrued income taxes.......................           661        2,042         (105)
All other................................................            29           98           70
                                                             ----------    ---------    ---------
     Total adjustments...................................        (1,954)     (69,849)     (50,337)
                                                             ----------    ---------    ---------
Net cash provided by operating activities................  $    135,420    $  37,588    $  17,314
                                                             ==========    =========    =========

     A significant source of funds used by BayBanks, Inc., the parent company, for the payment of dividends to shareholders is dividends received from its banking and other subsidiaries.

     The payment of dividends by the Company's principal bank subsidiary, a national bank, is limited by statute to its retained earnings, after deducting losses and statutorily defined bad debts in excess of established allowances for loan losses. The payment of dividends by national banks is further limited by statute to the current year's net income plus the undistributed net income of the two preceding years. The payment of dividends by the Company's other banking subsidiaries is subject to other applicable statutory and regulatory limitations. The Company's banking subsidiaries are also required to achieve and maintain certain minimum capital ratios under applicable regulatory guidelines. Banking regulators have authority to prohibit banks and bank holding companies from paying dividends if they deem payment to be an unsafe or unsound practice. As of December 31, 1995, the Company's banking subsidiaries could have declared additional dividends of approximately $89 million while remaining in compliance with the foregoing statutory limitations and remaining "well capitalized" under regulatory capital guidelines. Any decision to declare a dividend by the Company or any of its subsidiaries also considers additional factors, including the amount of current period net income, liquidity, asset quality, and economic conditions and trends.

     Federal law imposes limitations on the extent to which the Company's banking subsidiaries may finance or otherwise supply funds to the Company and its nonbank subsidiaries. Such transactions with the Company and each of its nonbank subsidiaries are limited to 10% of each subsidiary bank's capital and surplus. There is also a 20% limit on each bank's aggregate covered transactions with the Company and all of its nonbank subsidiaries. At December 31, 1995, the Company had no borrowings outstanding from any of its subsidiaries.

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

     On December 12, 1995, upon entering into an agreement and plan of merger with Bank of Boston Corporation (see Note 20), the Company's Stockholders Rights Plan was amended to exclude the merger agreement with Bank of Boston Corporation, the related BayBanks Stock Option Agreement, and all transactions contemplated thereby, from the scope of the Stockholders Rights Plan.

NOTE 2. ACQUISITIONS OF FINANCIAL INSTITUTIONS AND CONSOLIDATION OF BANK SUBSIDIARIES

     The Company's acquisition of the southern New Hampshire-based holding company, NFS Financial Corp. ("NFS"), parent company of NFS Savings Bank, FSB, and Plaistow Cooperative Bank, FSB, became effective after the close of business on June 30, 1995. The stockholders of NFS received $20.15 in cash and .1696 shares of BayBanks, Inc., common stock for each share of NFS common stock held, an aggregate of $58.1 million in cash and 487,267 shares of BayBanks, Inc., common stock that were issued at a value of $38.6 million. In addition, outstanding options to purchase NFS common stock were converted into options to purchase an aggregate of 29,778 shares of BayBanks, Inc., common stock. The options issued were valued at

$1.5 million. At June 30, 1995, NFS had total assets of $625 million. Including acquisition costs, the total cash paid for NFS was $60.2 million, of which $889,000 was held in escrow at December 31, 1995, and was payable to former NFS shareholders. Following the acquisition, NFS Savings Bank, FSB, and Plaistow Cooperative Bank, FSB, were merged and are operating as BayBank FSB. In addition, the name of the holding company was changed from NFS to BayBank New Hampshire, Inc. ("BBNH"). In September of 1995, BBNH was merged into BayBanks, Inc.

     After the close of business on November 30, 1995, the Company acquired Cornerstone Financial Corporation ("Cornerstone"), parent company of Cornerstone Bank of Derry, NH. The stockholders of Cornerstone received $8.80 in cash for each outstanding share of common stock held, an aggregate of approximately $17.7 million. At November 30, 1995, Cornerstone had total assets of $143 million. Including acquisition costs, the total cash paid for Cornerstone was $18.1 million, of which $4.7 million was held in escrow at December 31, 1995, and was payable to former Cornerstone shareholders. Following the acquisition, Cornerstone Bank began operating as BayBank NH. In addition, the name of the parent was changed from Cornerstone to BayBanks, Inc. (a New Hampshire corporation). In December of 1995, BayBanks, Inc. (a New Hampshire corporation) was merged into BayBanks, Inc.

     These acquisitions were accounted for as purchases. Accordingly, the results of operations of NFS and Cornerstone have been included with those of the Company since the date of each company's acquisition. Under this method of accounting, the purchase prices are allocated to the respective assets and liabilities acquired based on their estimated fair values, net of applicable income tax effects. The following table shows the fair values of assets and liabilities acquired and intangible assets recorded:

    Fair value of tangible assets acquired.................................  $762,889,000
    Fair value of liabilities acquired.....................................   694,879,000
    Goodwill...............................................................    41,796,000
    Core deposit intangibles...............................................     7,207,000
    Purchased mortgage servicing rights....................................     1,612,000

     Goodwill is being amortized to other operating expenses on a straight-line basis over 15 years. Other intangibles are amortized over the estimated benefit period.

     The unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994, assuming the acquisitions of NFS and Cornerstone had occurred as of January 1, 1995 and 1994, respectively, are as follows:

                               PRO FORMA RESULTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Net interest income.........................................  $   522,720    $   489,532
    Noninterest income..........................................      223,312        213,388
    Income before cumulative effect of accounting change........      138,296        110,170
    Net income..................................................      138,296        109,238
    Income before accounting change per share...................         6.97           5.60
    Net income per share........................................         6.97           5.56
    Average common shares outstanding...........................   19,852,368     19,660,791

     During 1995, the Company merged BayBank Connecticut, N.A., into BayBank Boston, N.A. Subsequently, the Company's largest bank, BayBank, became a national bank (BayBank, N.A.) and BayBank Boston, N.A., was merged into BayBank, N.A. BayBank, N.A., is headquartered in Boston, Massachusetts, and is regulated by the Office of the Comptroller of the Currency ("OCC"). In addition, effective December 29, 1995, the Company contributed its principal nonbank subsidiaries to BayBank, N.A.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION -- The consolidated financial statements of the Company and its subsidiaries follow generally accepted accounting principles and reporting practices applicable to the banking industry, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material intercompany transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year presentation.

     INTEREST-BEARING DEPOSITS AND OTHER SHORT-TERM INVESTMENTS -- Consists of federal funds sold and securities purchased under resale agreements of $190,000,000 and $8,000,000, respectively, in 1995 and $76,900,000 and
$12,316,000, respectively, in 1994. The remaining investments are money market mutual funds and other short-term deposits.

     TRADING ACCOUNT SECURITIES -- Consists primarily of municipal securities held for resale to customers. These securities are recorded at market value; realized and unrealized gains and losses on trading securities are recorded in the current period in noninterest income.

     SECURITIES -- Securities available for sale, consisting principally of debt securities, are stated at market value. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. The cost of securities sold is determined by the specific identification method. The net unrealized gains on securities available for sale, net of tax, are reflected as a component of stockholders' equity.

     The investment securities portfolio, principally debt securities, was stated at cost, adjusted for amortization of premium and accretion of discount using a level yield method, which reflected management's intention and ability to hold these securities until maturity. See Note 5 for a discussion of changes in the classification of securities during 1995.

     INTEREST RATE SWAP AGREEMENTS -- The Company occasionally uses interest rate swap agreements to manage its interest rate exposure. The net differential paid or received on the swaps is accounted for as an adjustment to the yield on the item hedged.

     LOANS -- Interest income on most loans is accrued on the principal amount of loans outstanding. Unearned income on leases and loans, $24,434,000 at year-end 1995 and $23,040,000 at year-end 1994, is credited to interest income on a basis that results in approximately level rates of return over the term of the lease or loan. Certain loan fees and credit card fees, net of certain qualifying origination costs, are deferred and amortized over the life of the related loan or commitment period. Deferred loan and credit card fees, included in unearned income, were $7,817,000 and $8,229,000 at year-end 1995 and 1994, respectively. The premium on loans acquired through the purchases of NFS and Cornerstone (see Note 2) of $4,299,000 at December 31, 1995, is amortized to interest income on a basis that results in approximately level rates of return over the term of the loan.

     The Company engages in certain mortgage banking activities through a mortgage subsidiary. Mortgage loans originated and held for sale are carried at the lower of aggregate cost or market value. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." Under the provisions of SFAS No. 122, entities engaged in mortgage banking activities are required to recognize rights to service mortgage loans for others as separate assets, whether those rights were acquired through loan origination activities or through purchase transactions. The costs allocated to mortgage servicing rights and excess mortgage servicing fee receivables are capitalized and amortized using the level yield method over the remaining lives of the loans. Prior to the adoption of SFAS No. 122, the total cost of originating a mortgage was allocated to the loan. Actual prepayment experience is reviewed periodically, and the mortgage servicing rights and excess mortgage servicing rights are adjusted accordingly to reflect current circumstances. The adoption of SFAS No. 122 did not have a material effect on the Company's results of operations or financial condition.

     At December 31, 1995 and 1994, mortgage loans held for sale were $20,446,000 and $4,571,000, respectively. Mortgage servicing rights were $5,540,000 and $3,610,000 at December 31, 1995 and 1994, respectively. Loans serviced for others were $2.0 billion, $1.9 billion, and $2.0 billion at December 31, 1995, 1994, and 1993, respectively.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These statements require changes in both the disclosure and impairment measurement of nonperforming loans. Certain loans that had previously been reported as nonperforming and certain in-substance foreclosures are now required to be disclosed as impaired loans. At adoption, the Company reclassified $33,173,000 of in-substance foreclosures and related reserves of $8,669,000 to loans and the allowance for loan losses, respectively. In accordance with the provisions of SFAS No. 114 and SFAS No. 118, prior year balances were not reclassified since taken as a whole they were immaterial to the financial statements.

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

     Restructured, accruing loans entered into prior to the adoption of SFAS No. 114 are not required to be reported as impaired loans unless such loans are not performing in accordance with the restructured terms at, or subsequent to, adoption of SFAS No. 114. Troubled debt restructurings entered into subsequent to the adoption of these statements are reported as impaired loans. In the year subsequent to restructure, these loans may be removed from the impaired loan disclosure provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The Company entered into $229 thousand of troubled debt restructurings during 1995. At December 31, 1995, restructured, accruing loans that were entered into prior to the adoption of SFAS No. 114 and were performing under the restructured terms were $6 million. During 1995 and 1994, interest income recorded on these loans approximated a market interest rate and in the aggregate was not significantly different had these loans performed according to their original terms. The interest income that would have been recorded had these loans performed according to their original terms is immaterial to the financial statements of the Company. There are no commitments to lend additional funds to these borrowers.

     Commercial and commercial real estate loans are considered impaired, and are placed on nonaccrual, when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Residential mortgages and instalment loans are collectively evaluated for impairment since they are comprised of smaller-balance homogeneous loans. The amount of impairment of all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. At December 31, 1995, total impaired loans were $48,059,000, comprised of $21,726,000 that had related allowances of $8,578,000 and $26,333,000 that did not require a related allowance since there was no impairment as measured by the provisions of SFAS No. 114. During the year, the average recorded investment in impaired loans was $51,989,000; impaired loans did not contribute to interest income in 1995 since all cash receipts were applied to principal.

     Loans are placed on nonaccrual when payment of principal or interest is considered to be in doubt or is past due 90 days or more, except for consumer loans and those loans which, in management's judgment, are adequately secured and for which collection is probable. Secured consumer loans are generally placed on nonaccrual within 120 days, unless adequately collateralized. Unsecured consumer loans are charged to the allowance for loan losses when deemed by management to be uncollectible, in keeping with generally accepted industry practice. Previously accrued income that has not been collected is reversed from current income, and subsequent cash receipts are applied to reduce the unpaid principal balance. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance. Nonperforming loans were $63,830,000 at year-end 1995 and $54,627,000 at year-end 1994. Interest income earned during the year on year-end nonperforming loans was approximately $708,000; if these loans had been performing under contractual terms, interest would have been approximately $5,372,000. In 1994, these amounts were $568,000 and $4,485,000, respectively.

     ALLOWANCE FOR LOAN LOSSES -- Loans, including impaired loans, considered to be uncollectible are charged to the allowance for loan losses. Additions to the allowance are provided by recoveries of previously charged-off loans and by the provision for loan losses in amounts sufficient to maintain the adequacy of the allowance. The adequacy is determined by management's evaluation of potential losses in the portfolio, economic conditions, historical net charge-offs, and portfolio growth. Included in the allowance are amounts allocated to specific loans (including impaired loans as discussed above), amounts allocated to other loans that may become uncollectible but cannot be individually identified, and unallocated amounts. Management believes that the allowance for loan losses is adequate.

     Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses of the Company's subsidiaries. Such agencies can require the Company to recognize additions to the allowance based on regulatory judgments of information available at the time of their examination.

     OTHER REAL ESTATE OWNED -- Other real estate owned ("OREO") consists of foreclosed properties and in-substance foreclosures. The adoption of SFAS No. 114 had an impact on the accounting for in-substance foreclosures effective January 1, 1995. SFAS No. 114 narrowed the definition of in-substance foreclosures to assets for which the Company has received physical possession of the collateral. Upon adoption of this statement on January 1, 1995, the Company reclassified $33,173,000 of in-substance foreclosures and $8,669,000 of related reserves to loans and the allowance for loan losses, respectively.

     Prior to the adoption of SFAS No. 114, loans were classified as in-substance foreclosures under the following circumstances: when the debtor had little or no equity in the collateral, considering the current fair value of the collateral; when proceeds for repayment of the loan were expected to come only from the operation or sale of the collateral; and when the debtor had either formally or effectively abandoned control of the collateral to the creditor or retained control of the collateral, but, because of the current financial condition of the debtor or the economic prospects for the debtor and/or the collateral in the foreseeable future, it was doubtful that the debtor would be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

     OREO is recorded at the lower of the book value of the loan or the fair value of the asset acquired, less estimated disposition costs. The excess, if any, of the loan amount over the fair value of the asset acquired is charged off against the allowance for loan losses. Subsequent changes in the value, net of disposition costs, of OREO (including in-substance foreclosures) are recorded directly to an OREO reserve. These changes in the OREO reserve are included in total operating expenses. Proceeds in excess of the carrying value at the time of sale are recorded as a reduction in the provision for the OREO reserve. Expenses to administer these properties are charged to operating expense as incurred.

     GOODWILL AND OTHER INTANGIBLES -- Goodwill (the excess of purchase price over the fair value of net assets acquired) is recorded as an asset and amortized to expense over 15 years on a straight-line basis. Other intangibles are recorded as assets and amortized to expense over their estimated benefit periods. Goodwill and other intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

     INCOME TAXES -- The Company uses the asset and liability method of accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance, if necessary, is established to provide for deferred tax assets that are not expected to be realized.

     EARNINGS PER SHARE -- Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents (stock options) for each period presented. Average dilutive common stock equivalents were 295,792 for 1995 and 303,286 for 1994. The dual presentation of primary and fully diluted earnings per common share is not presented, since the difference in earnings per share is less than 3%.

     IMPENDING ACCOUNTING STANDARDS -- In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to such assets being held and used and for such assets and certain identifiable intangibles to be disposed of. The implementation of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective on January 1, 1996. This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting method under APB No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. Based on 1995 activity, net income and earnings per share would not have been materially affected had the accounting method under SFAS No. 123 been applied.

NOTE 4.  FEDERAL RESERVE ACCOUNT BALANCES

     The Company's banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. These balances can be in the form of either vault cash or funds left on deposit with the Federal Reserve Bank. The average amount of these balances was $323,071,000 for 1995 and $309,821,000 for 1994.

NOTE 5.  SECURITIES PORTFOLIOS

     The amortized cost, gross unrealized gains and losses, market values, and weighted average yields, based on amortized cost, of the following securities portfolios by maturity (excluding interest-bearing deposits and other short-term investments) were:

                                                                 DECEMBER 31, 1995
                                           --------------------------------------------------------------
                                                           GROSS        GROSS                    WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET      AVERAGE
                                              COST         GAINS        LOSSES        VALUE       YIELD
                                           -----------   ----------   ----------   -----------   --------
                                           (DOLLARS IN THOUSANDS, ON A TAX EQUIVALENT BASIS)
SECURITIES AVAILABLE FOR SALE
U.S. Government securities, maturing
  Within 1 year..........................  $  771,321    $     98     $(1,743)     $  769,676      4.73%
  After 1 year but within 5 years........   1,025,147      32,124        (561)      1,056,710      6.55
  After 5 years but within 10 years......       1,997          25          --           2,022      5.77
                                            ---------     -------     -------      ----------
                                            1,798,465      32,247      (2,304)      1,828,408      5.77
                                            ---------     -------     -------      ----------
State and local government securities,
  maturing
  Within 1 year..........................     122,010          72          (8)        122,074      6.48
  After 1 year but within 5 years........      54,926         659         (52)         55,533      6.78
  After 5 years but within 10 years......      48,868         979        (104)         49,743      7.28
  After 10 years.........................         150          --          (1)            149      7.07
                                            ---------     -------     -------      ----------
                                              225,954       1,710        (165)        227,499      6.73
                                            ---------     -------     -------      ----------
Corporate, maturing
  Within 1 year..........................     310,157          21          --         310,178      6.37
  After 1 year but within 5 years........       7,580          29          --           7,609      6.23
                                            ---------     -------     -------      ----------
                                              317,737          50          --         317,787      6.36
                                            ---------     -------     -------      ----------
U.S. Agency mortgage-backed securities...      98,120         194        (515)         97,799      5.73
Asset-backed securities..................      44,051          --        (297)         43,754      4.20
Other....................................      33,872           8          --          33,880      6.70
                                            ---------     -------     -------      ----------
     Total securities available for
       sale..............................  $2,518,199     $34,209     $(3,281)     $2,549,127      5.91%
                                           ==========     =======     =======      ==========     =====
INVESTMENT SECURITIES
Industrial revenue bonds.................  $   41,544     $    --     $    --      $   41,544     10.97%
Other....................................      12,854          --          --          12,854      6.00
                                           ----------     -------     -------      ----------
     Total investment securities.........  $   54,398     $    --     $    --      $   54,398      9.80%
                                           ==========     =======     =======      ==========     =====

                                                                  DECEMBER 31, 1994
                                               -------------------------------------------------------
                                                                GROSS          GROSS
                                               AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                  COST          GAINS          LOSSES         VALUE
                                               ----------     ----------     ----------     ----------
                                                                   (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
State and local government securities........  $    8,578        $ --          $    (14)    $    8,564
Corporate....................................     183,900          --                --        183,900
Other........................................      27,654         484                --         28,138
                                               ----------        ----          --------     ----------
  Total securities available for sale........  $  220,132        $484          $    (14)    $  220,602
                                               ==========        ====          ========     ==========
INVESTMENT SECURITIES
U.S. Government securities...................  $2,083,519        $ 10          $(65,101)    $2,018,428
Asset-backed securities......................     200,386          --            (5,652)       194,734
State and local government securities........     171,436          89            (1,250)       170,275
Industrial revenue bonds.....................      49,548          --                --         49,548
U.S. Agency mortgage-backed securities.......      49,503          --            (2,761)        46,742
Corporate and other..........................       1,857          --                --          1,857
                                               ----------        ----          --------     ----------
  Total investment securities................  $2,556,249        $ 99          $(74,764)    $2,481,584
                                               ==========        ====          ========     ==========

     The year-end maturity distribution excludes industrial revenue bonds, which are not regarded as principal debt securities, U.S. Agency mortgage-backed securities, asset-backed securities, and other securities that do not have a stated maturity. The maturity of mortgage-backed securities and asset-backed securities, reflecting estimated prepayments, ranged from 3 months to 5 1/2 years.

     The book value of securities pledged to secure public and trust deposits, to collateralize repurchase agreements, and to meet other legal requirements was $817,827,000 at December 31, 1995.

     During 1995, proceeds from sales of securities available for sale were $139,231,000, resulting in gross realized gains of $189,000. There was $10,000 in gross realized losses from the sales of these securities. Proceeds from sales of investment securities within 90 days of maturity, regarded as maturities in accordance with generally accepted accounting principles, were $101,199,000, resulting in gross realized losses of $139,000.

     During 1994, proceeds from sales of securities available for sale were $313,796,000, resulting in gross realized gains of $518,000. There was $3,000 in gross realized losses from the sales of these securities. Proceeds from sales of investment securities within 90 days of maturity were $313,459,000, resulting in gross realized losses of $312,000.

     During 1993, proceeds from sales of securities available for sale were $449,217,000, resulting in gross realized gains of $439,000. There was $28,000 in gross realized losses from the sales of these securities.

     In 1995, the FASB allowed a one-time reassessment of the appropriateness of the classifications of all securities held, and the Company reclassified $2.0 billion from investment securities to securities available for sale. At the time of the reclassification, there were $29.7 million in unrealized gains and $4.5 million in unrealized losses relating to the securities transferred.

     BayBank, N.A., the Company's principal bank subsidiary, and BayBank FSB, the Company's savings bank subsidiary, are members of the Federal Home Loan Bank of Boston ("FHLB"). As members of the FHLB, BayBank, N.A., and BayBank FSB are required to invest in the stock of the FHLB in an amount equal to the greater of 1% of residential mortgage loans or 3/10 of 1% of total assets. As of December 31, 1995 and 1994, $33,635,000 and $27,556,000, respectively, in the stock of the FHLB are included in the securities available for sale portfolio in the other category at cost, which approximates market value.

NOTE 6.  LOANS TO RELATED PARTIES

     Loans outstanding to related parties of the Company and its principal subsidiaries consist primarily of loans made to executive officers and business interests related to certain directors. Activity during the year on loans outstanding at year-end was as follows:

                                                                                  1995
                                                                             --------------
                                                                             (IN THOUSANDS)
    Balance, January 1.....................................................     $18,465
    Additions during the year..............................................      39,283
    Reductions during the year.............................................      51,249
                                                                                -------
    Balance, December 31...................................................     $ 6,499
                                                                                =======

     These loans were made in the ordinary course of business under normal credit terms, including collateralization and interest rates prevailing at the time for comparable transactions with other persons, and do not represent more than a normal risk of collection.

NOTE 7.  ALLOWANCE FOR LOAN LOSSES AND OREO RESERVE

     Activity in the allowance for loan loss account was:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Balance, January 1.................................  $146,835     $171,496     $192,700
    Allowance acquired through acquisitions............    10,305           --           --
    Provision..........................................    25,000       24,000       36,500
    Loan losses charged off............................   (52,019)     (66,594)     (79,963)
      Less recoveries..................................    23,567       17,933       22,259
                                                         --------     --------     --------
    Net charge-offs....................................   (28,452)     (48,661)     (57,704)
                                                         --------     --------     --------
    Adoption of SFAS No. 114:
    Reclassification...................................     8,669           --           --
    Charge-offs........................................    (8,669)          --           --
                                                         --------     --------     --------
    Net impact.........................................        --           --           --
                                                         --------     --------     --------
    Balance, December 31...............................  $153,688     $146,835     $171,496
                                                         ========     ========     ========

     Activity in the OREO reserve account was:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Balance, January 1.................................  $ 24,971     $ 29,776     $  7,833
    Additions to the OREO reserve......................     4,892       15,639       32,471
    Reclassification upon adoption of SFAS No. 114.....    (8,669)          --           --
    Reductions related to sales........................   (11,030)     (20,444)     (10,528)
                                                         --------     --------     --------
    Balance, December 31...............................  $ 10,164     $ 24,971     $ 29,776
                                                         ========     ========     ========

NOTE 8.  PREMISES AND EQUIPMENT

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

                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Buildings......................................................  $178,735     $161,598
    Leasehold improvements.........................................    64,948       59,596
    Land...........................................................    21,541       16,974
    Equipment......................................................   223,632      197,818
                                                                     --------     --------
                                                                      488,856      435,986
    Less accumulated depreciation..................................   273,142      240,556
                                                                     --------     --------
    Premises and equipment, net....................................  $215,714     $195,430
                                                                     ========     ========

     Depreciation and amortization expense of premises, equipment, and leasehold improvements was $26,319,000 in 1995, $24,365,000 in 1994, and $24,218,000 in
1993.

     Total rental expense was $27,605,000 in 1995, $24,967,000 in 1994, and
$26,346,000 in 1993, net of $1,576,000, $1,473,000, and $1,705,000 in rental income from subleases, respectively. Contingent rentals were negligible. As of December 31, 1995, the Company and its subsidiaries were obligated, under noncancelable operating leases (primarily for premises), for minimum rentals in future periods as follows:

                                                                  TOTAL      RENTAL      NET
                                                                OBLIGATION   INCOME   OBLIGATION
                                                                ----------   ------   ----------
                                                                         (IN THOUSANDS)
    1996......................................................    $16,565    $1,546     $15,019
    1997......................................................     15,554     1,329      14,225
    1998......................................................     10,113       832       9,281
    1999......................................................      7,904       699       7,205
    2000......................................................      5,575       642       4,933
    Thereafter................................................     11,701     1,019      10,682

     Most leases contain escalation of rent clauses based on increases in real estate taxes or equipment usage. Many leases include renewal provisions.

NOTE 9.  FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS

     Balances outstanding as of December 31, 1995 and 1994, consisted of the following:

                                                 FEDERAL                     FEDERAL HOME       U.S.
                                                  FUNDS       REPURCHASE      LOAN BANK       TREASURY
                                   TOTAL        PURCHASED     AGREEMENTS      BORROWINGS      AND OTHER
                                 ----------     ---------     ----------     ------------     ---------
                                                         (DOLLARS IN THOUSANDS)
1995
Year-end balance...............  $  718,941      $194,725     $  462,101       $  4,972        $ 57,143
Maximum month-end balance......   1,243,490       245,165      1,084,035         50,000         200,000
Average daily balance..........     915,711       159,120        648,887         15,331          92,373
Weighted average interest
  rates:
  As of year-end...............        5.74%         5.53%          5.85%          6.08%           5.48%
  During the year..............        5.91          5.91           5.87           6.36            6.05
1994
Year-end balance...............  $  849,517      $ 46,800     $  797,333       $     --        $  5,384
Maximum month-end balance......   1,137,318       109,390      1,066,905        100,000           9,720
Average daily balance..........     839,070        75,405        729,406         29,521           4,738
Weighted average interest
  rates:
  As of year-end...............        5.81%         6.11%          5.80%            --%             --%
  During the year..............        4.50          4.18           4.55           4.71              --

NOTE 10.  LONG-TERM DEBT

     In September 1985, the Company issued $50,000,000 in floating-rate notes. The notes mature on September 30, 1997, and pay interest at a rate, adjusted quarterly, of 1/8 of 1% above the London Interbank Offered Rate ("LIBOR") for three-month Eurodollar deposits. During 1995, the weighted average rate paid was 6.21%, and at December 31, 1995, the rate was 5.81%. The proceeds were used in the funding of the affiliate banks on identical terms. During 1995, the affiliate banks repaid the funds to the parent company. The notes may be redeemed by the Company in whole or in part at any time at 100% of the principal amount plus accrued interest. The Company plans to call the notes for redemption during 1996.

     The balance of long-term debt at December 31, 1995, includes $13,731,000 in long-term Federal Home Loan Bank ("FHLB") borrowings assumed in the acquisition of BayBank FSB and mortgage debt at two subsidiaries totaling $797,000. The rates on the FHLB borrowings ranged from 5.22% to 5.43% at December 31, 1995, with maturities in 1997 and 1998. FHLB stock and residential mortgage loans are pledged as collateral to secure the borrowings. The monthly payment amounts of the mortgage debt at two subsidiaries total $7,000 with final maturities from 1997 to 2013. Obligations on capitalized leases totaled $321,000 at December 31, 1995.

NOTE 11.  EMPLOYEE STOCK OPTION PLANS

     The Company offers shares of common stock to key employees under stock option plans. Options are awarded by a committee of the Board of Directors.
Shares issued under stock option plans may be authorized but unissued shares, or treasury shares that were acquired in connection with stock option and compensation plans. The following is a summary of the changes in options outstanding for the last three years:

                                                           1995         1994         1993
                                                         --------     --------     --------
    Options outstanding at the beginning of the year...   615,297      830,434      916,348
    Options granted....................................    50,000           --       97,500
    Options exercised..................................  (176,886)    (171,303)    (157,414)
    Options forfeited..................................        --      (43,834)     (26,000)
    Options converted (Note 2).........................    29,778           --           --
                                                         --------     --------     --------
    Options outstanding at the end of the year.........   518,189      615,297      830,434
                                                         ========     ========     ========

     During 1995, prices of stock options exercised ranged from $13.75 to $45.00. Prices of shares under option at December 31, 1995, ranged from $13.75 to $62.50, and options for 358,185 shares were exercisable. Unless exercised, the options will expire at varying dates through 2005. There was no compensation expense recorded in the years presented related to stock options.

     In addition to the above, the Company has a restricted stock plan that was adopted in 1994 and expires in 2004. As of December 31, 1995, 139,750 shares had been awarded. Under the terms of the merger agreement with Bank of Boston Corporation, no additional shares may be awarded without their consent. The Company also had a restricted stock plan that expired in 1992. Under this plan, 400,000 shares were awarded. Certificates for shares awarded are issued in the name of the employee, who has all the rights of a shareholder, with the shares subject to certain restrictions. At December 31, 1995, such restrictions remained on 208,242 shares outstanding from these plans. The certificates are held by the Company until the restrictions lapse or the shares are forfeited. Restriction periods vary from 1 to 10 years from the date of grant. During 1995, restrictions on 54,152 shares lapsed, and 2,899 shares were forfeited. The fair market value of awarded shares was previously recorded as deferred compensation as a segregation of surplus that is amortized to benefits expense over the restriction period. The unamortized amounts were $5,290,000 at December 31, 1995, $6,150,000 at December 31, 1994, and $1,451,000 at December 31, 1993.
Compensation expense related to restricted stock grants, net of forfeitures, was $2,709,000 in 1995, $1,552,000 in 1994, and $1,099,000 in 1993.

     Upon approval of the pending merger with Bank of Boston Corporation (see
Note 20) by the Company's shareholders, stock options will become fully vested, and any restriction periods or other restrictions on outstanding awards of restricted stock will lapse.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for fiscal years beginning after December 15, 1995 (see Note 3).

NOTE 12.  BENEFITS

     The Company and its subsidiaries provide a noncontributory defined benefit pension plan that covers substantially all employees. Benefits are based upon length of service and qualifying compensation during the final years of employment. Contributions are made to the plan as costs are accrued. Assets held by the plan consist primarily of government securities and common stock.

     Prior to its acquisition date, the employees of NFS were covered by a separate noncontributory defined benefit plan that provided benefits based upon length of service and qualifying compensation. Effective January 1, 1996, the NFS pension plan was merged into the Company's plan. Cornerstone did not provide a noncontributory defined benefit plan.

     The table below, which includes NFS for 1995, sets forth the plan's funded status and amounts recognized at December 31:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Vested benefit obligations.......................  $ 97,019     $ 67,099     $ 69,418
                                                         ========     ========     ========
      Accumulated benefit obligations..................  $ 98,791     $ 68,259     $ 71,160
                                                         ========     ========     ========
      Projected benefit obligations....................  $121,034     $ 85,586     $ 91,816
    Plan assets (primarily marketable securities)
      at market value..................................   166,882      120,358      120,041
                                                         --------     --------     --------
    Net assets in excess of projected benefit
      obligations......................................    45,848       34,772       28,225
    Unrecognized experience gain.......................   (28,550)     (12,294)      (5,316)
    Unrecognized prior service cost....................     4,909          573        1,831
    Unamortized net excess pension assets at transition
      recognized over 15 years.........................    (8,857)     (10,333)     (11,809)
                                                         --------     --------     --------
    Prepaid pension cost recorded in other assets......  $ 13,350     $ 12,718     $ 12,931
                                                         ========     ========     ========


     Assumptions used in determining the actuarial present value of the projected benefit obligation as of December 31 are as follows:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Discount rate..................................................  7.25%    8.50%    7.25%
    Rate of increase in future compensation levels.................  4.45     5.25     4.70


     Net periodic pension expense, which includes NFS since its acquisition date, consisted of the following:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Service costs earned during period.................  $  4,364      $ 4,551     $  4,083
    Interest cost on projected benefit obligation......     8,011        6,943        6,304
    Actual return on plan assets.......................   (47,799)      (3,290)     (11,113)
    Net amortization and deferral......................    35,292       (7,991)         987
                                                         ---------     -------     ---------
    Net pension expense (income).......................  $   (132)     $   213     $    261
                                                         =========     =======     =========

     In addition to the above, the Company maintains a nonqualified excess retirement plan to provide benefits above IRS limits and a nonqualified, supplemental retirement plan for certain officers. The benefits provided under these plans are unfunded, and any payments to plan participants are made by the Company. As of December 31, 1995, 1994, and 1993, $6,214,000, $4,339,000, and
$1,962,000, respectively, were included in other liabilities for these plans.
The expense associated with the nonqualified plans as of December 31 was as follows:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Service costs earned during period.................   $  322        $  380        $ 79
    Interest cost on projected benefit obligation......      553           421         240
    Actual return on plan assets.......................       --            --          --
    Net amortization and deferral......................      334           345         162
                                                          ------        ------        ----
    Supplemental retirement expense....................   $1,209        $1,146        $481
                                                          ======        ======        ====

     Assumptions used in determining the net pension expense and the nonqualified plan expenses were as follows:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Rate of return on plan assets..................................  9.00%    9.00%    9.00%
    Discount rate..................................................  8.50     7.25     8.00
    Rate of increase in future compensation levels.................  5.25     4.70     5.20

     The Company has a savings and profit sharing plan that is interrelated with an employee stock ownership plan ("ESOP"). Employees are eligible to participate in these plans if they meet certain service requirements. Benefits are based on the Company's financial performance. A major portion of these benefits has been paid under the ESOP in shares of the Company's common stock.

     In 1990, the ESOP borrowed $18,600,000 from a third party to purchase 800,000 shares of the Company's common stock. This loan, unconditionally guaranteed by the Company, bears interest at a rate equal to Reserve Adjusted LIBOR plus .35% and is payable in eight annual instalments ending January 31, 1997. At December 31, 1995, the balance of the ESOP loan was $6,289,000 at an interest rate of 6.19%, and unallocated ESOP shares were 270,495.

     During 1995, ESOP expense of $2,217,000, net of dividends, included an accrual to cover the loan payment due on January 31, 1996, and interest expense on the ESOP loan of $409,000. The dividends used to service the ESOP debt, which were paid on shares held by the ESOP, were $1,557,000 in 1995, $1,188,000 in 1994, and $697,000 in 1993. The Company accrued additional contributions to the savings and profit sharing plan of $3,897,000 in 1995 and $2,100,000 in 1994; the Company accrued no such additional contributions in 1993.

     Prior to their acquisition dates, NFS and Cornerstone maintained profit sharing plans covering eligible employees. Effective January 1, 1996, the NFS and Cornerstone profit sharing plans were merged into the Company's savings and profit sharing plan.

     The Company has agreements with certain executives and a plan providing severance benefits for certain employees of the Company and its subsidiaries with respect to certain terminations of employment within two years after a change in control of the Company. Approximately 3,800 employees are potentially eligible for benefits under these arrangements. The Company and Bank of Boston Corporation have entered into employment agreements with certain members of the Company's management that will provide employment and severance benefits from and after consummation of the merger agreement with Bank of Boston Corporation.

     For employees retiring prior to December 31, 1993, the Company provided $5,000 of life insurance and a Medicare premium supplement and permitted those under 65 to participate in the Company's medical plan by paying the full group rate; full-time employees pay approximately 25% of the group rate. Those retiring after December 31, 1993, will not receive the Medicare supplement and will pay premiums for life and medical insurance reflecting the Company's full cost of coverage for retirees. The Company allocated the present value of these expected benefits to be paid to employees after their retirement to the periods in which employees rendered service to earn the benefits.

     The initial transition obligation associated with the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (adopted as of January 1, 1993) was $3,600,000. In accordance with the statement, since eligibility for these Company-subsidized benefits ceased at December 31, 1993, the Company will recognize this liability over the remaining transition periods allowed, which ranges from approximately two years for the medical insurance to twelve years for the life insurance and Medicare supplements.


     The table below sets forth the status of the Company's accumulated postretirement benefit obligation, which was unfunded as of December 31:

     Accumulated Postretirement Benefit Obligation:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                     (IN THOUSANDS)
    Accumulated postretirement benefit obligation.........  $ 3,258     $ 3,086     $ 3,597
    Unrecognized net gain (loss)..........................        5         273        (186)
    Unrecognized prior service cost.......................       --          --          --
    Unrecognized net transition obligation................   (2,448)     (2,801)     (3,152)
                                                            -------     -------     -------
    Net postretirement benefit liability..................  $   815     $   558     $   259
                                                            =======     =======     =======

     Postretirement benefit expense was $560,000 in 1995, $613,000 in 1994, and $619,000 in 1993.

     Increasing the health care cost trend by 1% in each year would not materially affect the accumulated postretirement benefit obligation as of December 31, 1995, or the aggregate of the service and interest components of the net periodic postretirement benefit cost for the twelve months ended December 31, 1995. The present value of the accumulated benefit obligation assumed a 7.25% discount rate compounded annually.

     Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 covers all postemployment benefits not already covered by two prior accounting pronouncements. Adoption of SFAS No. 112 resulted in additional postemployment benefits of $1,615,000, which were recorded in the first quarter of 1994 at $932,000 on an after-tax basis. The annual cost of postemployment benefits to former employees for 1995 and 1994 was $2,159,000 and $1,851,000, respectively.

NOTE 13.  OTHER NONINTEREST INCOME

     The major components of other noninterest income were:

                                                                YEAR ENDED DECEMBER 31
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                     (IN THOUSANDS)
    Credit card fees.....................................  $ 20,685     $19,549     $18,892
    Processing fees......................................    18,195      16,174      13,788
    Trust fees...........................................    14,433      14,127      14,559
    Investment management and brokerage fees.............    10,214       8,293       6,318
    Mortgage banking fees................................     9,547       7,152      11,972
    International fees...................................     7,259       6,344       5,845
    Other noninterest income.............................    29,106      25,731      21,939
                                                           --------     -------     -------
                                                           $109,439     $97,370     $93,313
                                                           ========     =======     =======

NOTE 14.  OTHER OPERATING EXPENSES


     The major components of other operating expenses were:

                                                               YEAR ENDED DECEMBER 31
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Marketing and public relations.....................  $ 24,243     $ 22,726     $ 21,341
    Service bureau and other data processing...........    19,588       17,443       16,538
    Deposit insurance..................................    15,247       21,708       21,949
    Printing and supplies..............................    15,233       12,767       12,997
    Professional services..............................    12,963       10,807       13,744
    Postage............................................     9,689        8,711        8,290
    Legal and consulting...............................     7,587        8,516        6,609
    Amortization of goodwill and other intangibles.....     2,420          558          684
    Other operating expenses...........................    26,782       27,652       26,581
                                                         --------     --------     --------
                                                          133,752      130,888      128,733
    OREO and loan workout expenses.....................     5,071        9,969       17,468
                                                         --------     --------     --------
                                                         $138,823     $140,857     $146,201
                                                         ========     ========     ========

NOTE 15.  INCOME TAXES


     The provision for income taxes was comprised of the following:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                    (IN THOUSANDS)
    Provision for:
      Federal income tax...............................   $61,565      $50,449      $32,254
      State income tax.................................    23,730       23,073       14,818
                                                          -------      -------      -------
                                                          $85,295      $73,522      $47,072
                                                          =======      =======      =======


     The current and deferred components of the provision were as follows:

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Current taxes payable:
      Federal..........................................   $61,625      $44,370      $31,084
      State............................................    22,054       19,936       13,313
                                                          -------      -------      -------
                                                          $83,679      $64,306      $44,397
                                                          =======      =======      =======
    Deferred taxes (benefit):
      Federal..........................................   $   (60)     $ 6,079      $ 1,170
      State............................................     1,676        3,137        1,505
                                                          -------      -------      -------
                                                          $ 1,616      $ 9,216      $ 2,675
                                                          =======      =======      =======

     Excluded from the above table are tax effects related to certain items that were recorded directly in stockholders' equity, including market value adjustments related to securities available for sale, stock options, and restricted stock. Net tax effects recorded directly in stockholders' equity amounted to an $11,330,000 charge in 1995 and a $472,000 charge in 1994.


     The differences between the effective income tax rate and the nominal federal tax rate on income before taxes are reconciled as follows:

                                                                 1995       1994       1995
                                                                 ----       ----       ----
    Nominal federal tax rate...................................  35.0%      35.0%      35.0%
    State income tax rate, net of federal tax benefit..........   8.1        8.2        8.4
    Tax-exempt income..........................................  (2.2)      (1.7)      (2.3)
    Dividend received deduction................................  (1.0)       (.8)       (.4)
    Utilization of tax credits.................................   (.6)       (.7)       (.4)
    Settlement of tax litigation...............................  (1.2)        --         --
    Other......................................................    .2         .4         .7
                                                                 ----       ----       ----
                                                                 38.3%      40.4%      41.0%
                                                                 ====       ====       ====


     At December 31, the Company had gross deferred tax assets and gross deferred tax liabilities as follows:

                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Deferred income tax assets:
      Loan losses.........................................  $63,980     $63,211     $73,900
      OREO reserve........................................    4,368       7,365      12,972
      Loan fees, net......................................    2,818       3,210       5,128
      Deferred compensation...............................    8,663       5,447       3,636
      Other, net..........................................    3,770       2,754         223
                                                            -------     -------     -------
                                                             83,599      81,987      95,859
                                                            -------     -------     -------
    Deferred income tax liabilities:
      Lease financing.....................................    8,301      10,474      13,365
      Depreciation........................................    7,105       7,049       8,928
      Pension credit......................................    5,664       5,598       5,575
      Unrealized gain on securities available for sale....   13,250         194          --
      Purchase accounting.................................   12,560          --          --
      Other, net..........................................    2,954       2,696       2,605
                                                            -------     -------     -------
                                                             49,834      26,011      30,473
                                                            -------     -------     -------
      Net deferred income tax asset.......................  $33,765     $55,976     $65,386
                                                            =======     =======     =======

     It is expected that the existing deferred tax assets will be realized from the reversal of existing deferred tax liabilities and the recognition of future taxable income.

     During 1995, the Company added net deferred tax assets of $5,383,000 from the acquisitions of NFS and Cornerstone. An additional $12,922,000 of net deferred tax liabilities were recorded as the tax effect of fair market value adjustments related to these acquisitions.

NOTE 16. FINANCIAL INSTRUMENTS WITH CREDIT RISK AND OFF-BALANCE SHEET RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

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

     OFF-BALANCE SHEET RISK -- In the normal course of business, the Company occasionally uses various off-balance sheet commitments and financial instruments to accommodate certain financing requirements of customers and for interest rate risk management purposes. These commitments and financial instruments may include loan commitments, interest rate swaps and options, standby letters of credit, loans sold with recourse, letters of credit, forward contracts, interest rate caps, and interest rate floors. These instruments involve varying degrees of credit and market risk in excess of the amounts included in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in each particular class of financial instrument. The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees under recourse arrangements is represented by the contractual amount of those instruments. The Company uses the same credit policies in extending commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps, and floors, the contract or notional amounts do not represent an exposure to credit loss. The Company controls the credit risk of its interest rate swap agreements through credit approvals, limits, and monitoring procedures in conjunction with its interest rate risk management activities. Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

     DERIVATIVE FINANCIAL INSTRUMENTS -- The Company has only limited involvement with derivative financial instruments for interest rate risk management and trading purposes.


     Off-balance sheet and derivative financial instruments at December 31, 1995 and 1994, were as follows:

                                                                          CONTRACT OR
                                                                        NOTIONAL AMOUNT
                                                                    -----------------------
                                                                       1995         1994
                                                                    ----------   ----------
                                                                        (IN THOUSANDS)
    Loan commitments..............................................  $3,568,000   $3,065,000
    Foreign exchange contracts....................................     184,000       99,000
    Standby letters of credit.....................................     155,000      146,000
    Forward commitments...........................................      40,000       23,000
    Loans sold with recourse......................................      32,000       38,000
    Securities purchase and sell commitments......................      32,000       15,000
    Interest rate swaps and options...............................      24,000       14,000
    Letters of credit.............................................      18,000       14,000

     LOAN COMMITMENTS, LETTERS OF CREDIT, AND STANDBY LETTERS OF CREDIT -- Loan commitments and letters of credit are granted under the same credit policies used for on-balance sheet outstandings. Commitments are subject to various terms and conditions that have to be met before being drawn upon and have a fixed expiration date. The nature of many commitments is such that they are expected to expire without being drawn upon, thus not requiring future funding by the Company. The fair value of loan commitments was $4,600,000 and $3,500,000 at December 31, 1995 and 1994, respectively.

     Letters of credit are documents, principally related to export and import trade transactions, issued by the Company on behalf of its customers in favor of third parties, who can present demands on the Company within specified terms and conditions. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The fair value of letters of credit was $197,000 and $177,000 at December 31, 1995 and 1994, respectively.

     FOREIGN EXCHANGE CONTRACTS -- The Company enters into offsetting agreements to purchase foreign currency and, in turn, to sell it to customers. Credit risk exists because in the event that a customer fails to take delivery of the foreign currency, the Company is required to resell it to the market. The fair value of foreign exchange contracts was $1,463,000 and $780,000 at December 31, 1995 and 1994, respectively.

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

NOTE 17.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     LOANS -- For certain homogeneous categories of instalment loans, including student loans and credit card receivables, fair value has been estimated using quoted market prices for similar loans. The fair value of other instalment loans, including automobile financing, was determined by discounted cash flow techniques using interest rates for similar loans at December 31, 1995 and 1994. Credit risk factors were incorporated in the discount rates used for these loans and are reflected in the market prices obtained for homogeneous loans.

     The fair value of residential mortgage loans, including adjustable-rate and fixed-rate loans, was determined using discounted cash flow techniques with year-end interest rates, and by comparison with quoted market prices for mortgage-backed securities with similar interest rates and terms. The analysis also reflected estimated prepayment factors.

     The fair value of both fixed-rate and variable-rate commercial and commercial real estate loans was determined by discounted cash flow techniques. Year-end 1995 and 1994 interest rates were used that incorporated the risk of credit loss associated with each type of loan, based on an evaluation performed as of December 31, 1995 and 1994.

     OTHER ASSETS -- Financial instruments classified as other assets that are subject to the disclosure requirements of SFAS No. 107 consist principally of interest receivable, mortgage servicing rights, and required investments in low-income housing limited partnerships. The carrying amounts of these financial instruments approximate their fair value.

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

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- The estimated fair values of loan commitments, standby letters of credit, and foreign exchange contracts are disclosed in Note 16. The fair values of all other off-balance sheet financial instruments were not considered to be material. These financial instruments generally are not sold or traded, and there is no standard methodology for determining their fair values. The Company's loan commitments are not beyond normal market terms and do not include fees or conditions other than those associated with customary market practices. The fair value of loan commitments was calculated by determining the discounted present value of the remaining contractual fees over the unexpired commitment period, generally not more than one year. The fair value of securities purchase and sell commitments was determined by reference to the price of the underlying securities. The fair value of standby letters of credit was determined by reference to the current fees charged to issue similar letters of credit. The fair value of forward commitments, foreign exchange contracts, and interest rate swaps was determined by reference to the market for similar instruments.


     The fair values of the financial instruments presented, and as determined under the guidelines established by SFAS No. 107 as previously described, depends highly on assumptions as they existed as of December 31, 1995 and 1994, and on the related methodologies applied and do not purport to represent actual economic value in a bona fide transaction with a legitimate buyer under normal market conditions. It should also be noted that different financial institutions will use different assumptions and methodologies in determining fair values such that comparisons between institutions may be difficult. The Company did not attempt to determine the fair value of its substantial base of core deposits, as their disclosure is not required and due to the lack of generally accepted, industry-wide methodology for determining such values. With that understanding, the financial statement amounts and estimated fair values of financial instruments at December 31, 1995 and 1994, were as follows:

                                                       1995                      1994
                                              -----------------------   -----------------------
                                              FINANCIAL       FAIR      FINANCIAL       FAIR
                                              STATEMENT      VALUE      STATEMENT      VALUE
                                              ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
    FINANCIAL ASSETS
    Cash and due from banks.................  $  922,031   $  922,031   $  829,170   $  829,170
    Trading account securities..............      50,755       50,755       27,416       27,416
    Interest-bearing deposits and other
      short-term investments................     361,164      361,164      166,286      166,286
    Securities portfolios...................   2,603,525    2,603,525    2,776,851    2,702,186
    Loans (net of allowance):
    Commercial and commercial real estate...   2,665,900    2,760,000    2,382,321    2,425,000
    Consumer................................   4,951,505    5,084,000    4,119,364    4,182,000
                                              ----------   ----------   ----------    ---------
                                               7,617,405    7,844,000    6,501,685    6,607,000
    FINANCIAL LIABILITIES
    Deposits:
    Demand, NOW, savings, and money market
      deposit accounts......................  $8,139,539   $8,139,539   $7,729,339   $7,729,339
    Consumer time...........................   1,862,611    1,844,000    1,095,357    1,087,000
    Time -- $100,000 or more................     215,257      215,257      175,663      175,663
    Federal funds purchased and other
      short-term borrowings.................     718,941      718,941      849,517      849,517
    Long-term debt..........................      64,849       64,500       51,154       51,000

NOTE 18.  CONTINGENCIES

     The Company and its subsidiaries are involved in a number of legal proceedings arising in the normal course of business. After reviewing such matters, the Company believes that their resolution will not materially affect its results of operations or financial position.

NOTE 19.  QUARTERLY DATA (UNAUDITED)


     Summarized quarterly financial data for years 1993 through 1995 are as follows:

                                                                YEAR ENDED DECEMBER 31
                                                     --------------------------------------------
                                                        1995             1994             1993
                                                     ----------       ----------       ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Income on earning assets
  First Quarter....................................    $189,384         $146,485         $148,897
  Second Quarter...................................     194,102          156,238          147,704
  Third Quarter....................................     206,935          172,816          147,138
  Fourth Quarter...................................     209,009          182,261          146,732
                                                       --------         --------         --------
                                                       $799,430         $657,800         $590,471
                                                       ========         ========         ========
Interest expense
  First Quarter....................................    $ 66,430         $ 37,818         $ 47,369
  Second Quarter...................................      70,885           43,423           42,787
  Third Quarter....................................      76,738           52,812           38,856
  Fourth Quarter...................................      77,945           58,805           37,636
                                                       --------         --------         --------
                                                       $291,998         $192,858         $166,648
                                                       ========         ========         ========
Net interest income
  First Quarter....................................    $122,954         $108,667         $101,528
  Second Quarter...................................     123,217          112,815          104,917
  Third Quarter....................................     130,197          120,004          108,282
  Fourth Quarter...................................     131,064          123,456          109,096
                                                       --------         --------         --------
                                                       $507,432         $464,942         $423,823
                                                       ========         ========         ========
Noninterest income
  First Quarter....................................    $ 51,441         $ 49,715         $ 46,896
  Second Quarter...................................      55,752           54,031           48,751
  Third Quarter....................................      57,344           52,557           51,904
  Fourth Quarter...................................      54,714           50,985           50,973
                                                       --------         --------         --------
                                                       $219,251         $207,288         $198,524
                                                       ========         ========         ========
Net securities gains
  First Quarter....................................    $      1         $     39         $     --
  Second Quarter...................................          --              436              358
  Third Quarter....................................          42               --               49
  Fourth Quarter...................................          (3)            (272)               4
                                                       --------         --------         --------
                                                       $     40         $    203         $    411
                                                       ========         ========         ========
Provisions for loan losses and OREO reserve
  First Quarter....................................    $  7,500         $  8,937         $ 18,500
  Second Quarter...................................       6,500            8,500           16,892
  Third Quarter....................................       5,771            8,415           16,800
  Fourth Quarter...................................       5,408            7,520            9,138
                                                       --------         --------         --------
                                                       $ 25,179         $ 33,372         $ 61,330
                                                       ========         ========         ========

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     YEAR ENDED DECEMBER 31
                                                      ----------------------------------------------------
                                                          1995              1994                 1993
                                                      -------------    --------------       --------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net income
  First Quarter....................................  $       30,475    $       21,279       $       12,761
  Second Quarter...................................          34,358            26,422               14,207
  Third Quarter....................................          34,719            29,033               18,001
  Fourth Quarter...................................          37,822            30,703               22,682
                                                     --------------    --------------       --------------
                                                     $      137,374    $      107,437       $       67,651
                                                     ==============    ==============       ==============
Average number of outstanding shares
  First Quarter....................................      19,261,941        19,093,447           18,871,018
  Second Quarter...................................      19,322,107        19,154,620           18,937,724
  Third Quarter....................................      19,907,015        19,187,890           19,000,208
  Fourth Quarter...................................      19,933,899        19,255,579           19,004,540
Earnings per share
  First Quarter....................................  $         1.58    $         1.11(1)    $          .68
  Second Quarter...................................            1.78              1.38                  .75
  Third Quarter....................................            1.74              1.51                  .95
  Fourth Quarter...................................            1.90              1.59                 1.19
                                                     --------------    --------------       --------------
                                                     $         7.01(2) $         5.60(1)(2) $         3.57
                                                     ==============    ==============       ==============
Dividends declared and paid
  First Quarter....................................  $         0.50    $         0.35       $         0.20
  Second Quarter...................................            0.50              0.35                 0.20
  Third Quarter....................................            0.60              0.45                 0.25
  Fourth Quarter...................................            0.60              0.45                 0.25
Range of BayBanks, Inc., common stock -- last sale
  price
  First Quarter....................................  $52    -64 1/2    $57 1/4-50           $52 1/8-38 3/4
  Second Quarter...................................   60 1/2-79 1/2     64 1/8-54 1/2        51 1/4-38 1/4
  Third Quarter....................................   74 3/4-83 3/4     63    -54 1/4        50 1/2-43 1/4
  Fourth Quarter...................................   75 7/8-98 1/4     59 1/2-51            50 3/4-43 1/4

---------------
(1) Includes expense of $.05 per share resulting from the cumulative effect of an accounting change.

(2) The sum of the quarters' earnings per share for 1995 and 1994 does not equal the full-year amount due to the effect of the issuance of common stock.

NOTE 20.  PENDING MERGER

     On December 12, 1995, the Company and Bank of Boston Corporation ("Bank of Boston") entered into an agreement and plan of merger, pursuant to which a subsidiary of Bank of Boston will merge with and into the Company and the Company will become a wholly-owned subsidiary of Bank of Boston (the "Merger"). In addition, related Stock Option Agreements were executed pursuant to which Bank of Boston granted the Company a conditional option to purchase up to 22,400,761 shares of Bank of Boston common stock and the Company granted to Bank of Boston a conditional option to purchase up to 3,907,120 shares of the Company's common stock, in each case equaling 19.9% of the outstanding shares of the respective granting company's stock. As a result of the Merger, each share of the common stock of the Company outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 2.2 newly issued shares of Bank of Boston common stock. Outstanding options to purchase common stock of the Company will be converted to options to purchase common stock of Bank of Boston on the same basis.

     The Merger is intended to constitute a tax-free transaction and to be accounted for as a pooling of interests. The Merger is expected to be completed by the middle of 1996 and is subject to approval by federal and state bank regulators and the shareholders of both companies. Subsequent to completion of the Merger, the principal banking subsidiary will operate as BayBank of Boston, N.A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or matters of disagreement on accounting and financial disclosure with the Company's independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning directors is presented in the section titled "The
BayBanks Meeting -- Additional Matters -- Election of Directors" of the
Company's proxy statement for the annual meeting to be held on April 25, 1996, and is incorporated herein by reference. The following are the executive officers of the registrant as of February 29, 1996:

                               AGE                                 TITLE
                               ---
    William M. Crozier, Jr...  63            Chairman and President
    Donald L. Isaacs.........  48            Vice Chairman
    Richard F. Pollard.......  63            Vice Chairman
    Ilene Beal...............  50            Executive Vice President and Secretary
    Michael W. Vasily........  51            Executive Vice President and Chief Financial
                                               Officer
    Joan E. Tonra............  49            Senior Vice President and Controller

Mr. Crozier has been an officer of BayBanks, Inc. since 1967 and was elected Chairman of the Board and Director in 1974. In 1977, Mr. Crozier was elected to the additional post of President.

Mr. Isaacs was elected Vice Chairman of the Board and Director in 1992, Executive Vice President in 1985, Senior Vice President in 1979, and Vice President in 1978, and joined the Company in 1974. Mr. Isaacs is also the Chairman of the Board of BayBank Systems, Inc., the Company's technology subsidiary.

Mr. Pollard was elected Vice Chairman of the Board and Director in 1983 and Executive Vice President in 1979 and had been a Senior Vice President since 1976. Mr. Pollard is also the senior lending officer of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Information concerning management remuneration and transactions is presented in the section titled "The BayBanks Meeting -- Additional Matters -- Executive Compensation" of the Company's proxy statement for the annual meeting to be held on April 25, 1996, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information concerning securities ownership of management and concerning securities ownership of certain beneficial owners is presented in the sections titled "The BayBanks Meeting -- Additional Matters -- Election of Directors" and "-- Ownership of BayBanks Common Stock" of the Company's proxy statement for the annual meeting to be held on April 25, 1996, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning relationships and transactions of the Company's executive officers and directors is presented in the section titled "The BayBanks
Meeting -- Additional Matters -- Election of Directors" of the

Company's proxy statement for the annual meeting to be held on April 25, 1996, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.    Financial Statements

         The following financial statements of the Company and its subsidiaries are presented in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheet-December 31, 1995 and 1994

         Consolidated Statement of Income-Years Ended December 31, 1995, 1994, and 1993

         Consolidated Statement of Changes in Stockholders' Equity-Years Ended December 31, 1995, 1994, and 1993

         Consolidated Statement of Cash Flows-Years Ended December 31, 1995, 1994, and 1993

         Notes to Financial Statements

      2.    Financial Statement Schedules

         All schedules are omitted because either the required information is shown in the financial statements or notes, or they are not applicable, or the data is not significant.

      3.    Exhibits

         See the Exhibit List and Index on pages 70 through 72.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on December 22, 1995, reporting the execution of a merger agreement on December 12, 1995, pursuant to which a subsidiary of Bank of Boston Corporation ("Bank of Boston") will be merged into the Company and the Company will become a wholly-owned subsidiary of Bank of Boston, and related option agreements pursuant to which Bank of Boston granted to the Company a conditional option to purchase up to 22,400,761 shares of Bank of Boston common stock and the Company granted to Bank of Boston a conditional option to purchase up to 3,907,120 shares of BayBanks, Inc. common stock, in each case equalling 19.9% of the outstanding shares of the respective granting company's stock.

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

                                          BAYBANKS, INC.
                                          (Registrant)

                                          By: /s/  MICHAEL W. VASILY
                                            MICHAEL W. VASILY
                                            Executive Vice President

                                          March 14, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 1996, by the following persons on behalf of the registrant and in the capacities indicated.


/s/  JOHN A. CERVIERI JR.                       /s/  WILLIAM M. CROZIER, JR.
------------------------------------           -------------------------------------
JOHN A. CERVIERI JR.                            WILLIAM M. CROZIER, JR.
Director                                        Chairman of the Board,
                                                President, and Director
                                                (Principal Executive Officer)

/s/  ROBERT L. GABLE                            /s/  DONALD L. ISAACS
------------------------------------           -------------------------------------
ROBERT L. GABLE                                 DONALD L. ISAACS
Director                                        Vice Chairman of the Board and Director

/s/  SAMUEL J. GERSON                           /s/  RICHARD F. POLLARD
------------------------------------           -------------------------------------
SAMUEL J. GERSON                                RICHARD F. POLLARD
Director                                        Vice Chairman of the Board and Director

/s/  NORMAN E. MACNEIL                          /s/  MICHAEL W. VASILY
------------------------------------           -------------------------------------
NORMAN E. MACNEIL                               MICHAEL W. VASILY
Director                                        Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

/s/  ARLENE A. McNAMEE                          /s/  JOAN E. TONRA
------------------------------------           -------------------------------------
ARLENE A. MCNAMEE                               JOAN E. TONRA
Director                                        Senior Vice President and Controller
                                                (Principal Accounting Officer)

/s/  THOMAS R. PIPER
------------------------------------
THOMAS R. PIPER
Director

/s/  GLENN P. STREHLE
------------------------------------
GLENN P. STREHLE
Director

/s/  JOSEPH H. TORRAS
------------------------------------
JOSEPH H. TORRAS
Director


                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

   EXHIBIT
     NO.                                             DESCRIPTION
   -------                                           -----------
PLAN OF ACQUISITION
     2.1*        -- Acquisition Agreement dated December 22, 1994 by and between the Registrant and NFS Financial Corp. (Exhibit 2(a) to the Registrant's Current Report on
                    Form 8-K filed with the Commission on January 4, 1995). The schedules referred to in the Acquisition Agreement are omitted. The Registrant hereby agrees to furnish a copy of any such schedule to the Commission upon request.
     2.2*        -- Agreement and Plan of Merger dated December 12, 1995 by and among the
                    Registrant, Bank of Boston Corporation, and Boston Merger Corp (Exhibit 2.1 to
                    the Registrant's Current Report on Form 8-K filed with the Commission on
                    December 22, 1995). The schedules referred to in the Agreement and Plan of
                    Merger are omitted. The Registrant hereby agrees to furnish a copy of any such schedule to the Commission upon request.
     2.3*        -- Stock Option Agreement dated as of December 12, 1995 between the Registrant and Bank of Boston Corporation (Exhibit B to the Registrant's Schedule 13D
                    with respect to Bank of Boston Corporation filed with the Commission on
                    December 22, 1995).
ARTICLES OF INCORPORATION AND BY-LAWS
     3.1(a)*     -- Articles of Organization as amended, through June 28, 1988 (Exhibit 4 to
                    Registration Statement No. 33-22834).
        (b)*     -- Certificate of Vote of Directors Establishing a Series of a Class of Stock
                    filed
                    March 10, 1989 (Exhibit 3.1(b) to 1993 Form 10-K).
        (c)      -- Certificate of Vote of Directors adopted July 26, 1990, electing to have certain Massachusetts legislation concerning the classification of boards of directors apply to the Registrant.
     3.2*        -- By-Laws as amended through October 27, 1994 (Exhibit 3.1 to September 30, 1994
                    Form 10-Q).
INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
     4.1*        -- Indenture dated as of September 15, 1985 (Exhibit 4.1 to Registration
                    Statement No. 33-00130).
     4.2*        -- Rights Agreement dated December 23, 1988 (Exhibit 1 to Registration Statement on Form 8-A filed December 23, 1988).
     4.3*        -- Amendment dated December 12, 1995 to the Rights Agreement dated December 23,
                    1988 (Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 22, 1995).
     4.4         -- The Registrant has certain long-term debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the
                    Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of any such instruments to the Commission upon request.
MATERIAL CONTRACTS-EXECUTIVE COMPENSATION PLANS
     10.1*       -- 1978 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as
                    amended (Exhibit 10.1 to 1991 Form 10-K).
     10.2*       -- Amendment dated October 27, 1994 to 1978 Stock Option Plan for Key Employees
                    of BayBanks, Inc. and Affiliates (Exhibit 10.1 to September 30, 1994 Form
                    10-Q).
     10.3*       -- 1988 Stock Option Plan for Key Employees of BayBanks, Inc., and Affiliates, as
                    amended. (Exhibit 10.2 to September 30, 1994 Form 10-Q).

   EXHIBIT
     NO.                                             DESCRIPTION
-------------       ------------------------------------------------------------------------------
     10.4*       -- BayBanks, Inc., Incentive Compensation Plan, as amended (Exhibit 10.5 to
                    September 30, 1994 Form 10-Q).
     10.5*       -- BayBanks, Inc., Compensation Plan for Directors, as amended (Exhibit 10.6 to
                    September 30, 1994 Form 10-Q).
     10.6*       -- 1990 Stock Plan for Directors, as amended (Exhibit 10.7 to September 30, 1994
                    Form 10-Q).
     10.7*       -- 1982 Restricted Stock Plan for Key Employees of BayBanks, Inc., and
                    Affiliates, as amended (Exhibit 10.3 to September 30, 1994 Form 10-Q).
     10.8*       -- BayBanks Inc., 1994 Restricted Stock Plan, as amended (Exhibit 10.4 to
                    September 30, 1994 Form 10-Q).
     10.9*       -- BayBanks Supplemental Executive Retirement Plan (Exhibit 19.6 to June 30, 1991
                    Form 10-Q).
     10.10*      -- First Amendment dated February 26, 1992, to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.8 to 1991 Form 10-K).
     10.11*      -- Second Amendment dated July 19, 1994 to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.2 to June 30, 1994 Form 10-Q).
     10.12*      -- Third Amendment dated October 27, 1994 to BayBanks Supplemental Executive
                    Retirement Plan (Exhibit 10.8 to September 30, 1994 Form 10-Q).
     10.13*      -- BayBanks Profit Sharing Excess Benefit Plan (Exhibit 10.1 to March 31, 1993
                    Form 10-Q).
     10.14*      -- First Amendment to BayBanks Profit Sharing Excess Benefit Plan (Exhibit 10.1
                    to June 30, 1994 Form 10-Q).
     10.15*      -- BayBanks Retirement Excess Benefit Plan (Exhibit 10.3 to June 30, 1994 Form
                    10-Q).
     10.16*      -- BayBanks, Inc., Severance Benefits Plan, as amended (Exhibit 10.9 to September
                    30, 1994 Form 10-Q).
     10.17*      -- BayBanks Deferred Payment Plans Trust Agreement (Exhibit 19 to June 30, 1992
                    Form 10-Q).
     10.18*      -- First Amendment dated October 27, 1994 to BayBanks Deferred Payment Plans
                    Trust Agreement (Exhibit 10.10 to September 30, 1994 Form 10-Q).
     10.19       -- Employment Agreement dated as of December 12, 1995 by and among Bank of Boston
                    Corporation, BayBanks, Inc., and William M. Crozier, Jr.
     10.20       -- Employment Agreement dated as of December 12, 1995 by and among Bank of Boston
                    Corporation, BayBanks Inc., and Richard F. Pollard.
     10.21       -- Employment Agreement dated as of December 12, 1995 by and among Bank of Boston
                    Corporation, BayBanks Inc., and Donald L. Isaacs.
     10.22       -- Employment Agreement dated as of December 12, 1995 by and among Bank of Boston
                    Corporation, BayBanks Inc., and Michael W. Vasily.
     10.23       -- Employment Agreement dated as of December 12, 1995 by and among Bank of Boston
                    Corporation, BayBanks Inc., and Ilene Beal.
     10.24       -- Employment Agreement dated as of December 12, 1995 by and among Bank of Boston
                    Corporation, BayBanks Inc., and Joan E. Tonra.

   EXHIBIT
     NO.                                             DESCRIPTION
-------------       ------------------------------------------------------------------------------
MATERIAL CONTRACTS -- OTHER
     10.25       -- ESOP Stock Purchase Agreement dated as of January 22, 1990, between the
                    Registrant and Marine Midland Bank, N.A., as Co-Trustee of the Savings, Profit
                    Sharing and Stock Ownership Plan for Employees of BayBanks, Inc., and
                    Affiliated Companies.
MISCELLANEOUS
     11          -- Computation of Primary and Fully Diluted Earnings Per Share. See Page 73.
     21          -- Subsidiaries of the Registrant. See Page 74.
     23          -- Consent of Independent Auditors. See Page 75.
     27          -- Financial Data Schedule.

---------------

* Incorporated by reference to the document indicated in parentheses.

                                                                    EXHIBIT 11.1

                                 BAYBANKS, INC.
          COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                        FOR THE YEARS ENDED DECEMBER 31
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       1995            1994
                                                                    -----------     -----------
PRIMARY:
Weighted average shares...........................................   19,312,942      18,870,238
Common stock equivalents:
     Stock options................................................      295,792         303,286
                                                                    -----------     -----------
Primary weighted average shares...................................   19,608,734      19,173,524
                                                                     ==========      ==========
Income before cumulative effect of accounting change..............  $   137,374     $   108,369
Less cumulative effect of accounting change.......................      --                  932
                                                                    -----------     -----------
Net income........................................................  $   137,374     $   107,437
                                                                     ==========      ==========
Primary earnings per share:
     Income before cumulative effect of accounting change.........  $      7.01     $      5.65
     Less cumulative effect of accounting change..................      --                 0.05
                                                                    -----------     -----------
     Net income...................................................  $      7.01            5.60
                                                                     ==========      ==========
FULLY DILUTED:
Weighted average shares...........................................   19,312,942      18,870,238
Common stock equivalents:
     Stock options................................................      327,112         307,047
                                                                    -----------     -----------
Fully diluted weighted average shares.............................   19,640,054      19,177,285
                                                                     ==========      ==========
Income before cumulative effect of accounting change..............  $   137,374     $   108,369
Less cumulative effect of accounting change.......................      --                  932
                                                                    -----------     -----------
Net income........................................................  $   137,374     $   107,437
                                                                     ==========      ==========
Fully diluted earnings per share:
     Income before cumulative effect of accounting change.........  $      6.99     $      5.65
     Less cumulative effect of accounting change..................      --                 0.05
                                                                    -----------     -----------
     Net income...................................................  $      6.99     $      5.60
                                                                     ==========      ==========

                                                                      EXHIBIT 21

                                 BAYBANKS, INC.
                         SUBSIDIARIES OF THE REGISTRANT

BayBanks, Inc.....................................................  Massachusetts
BayBank, N.A......................................................  United States of America
  BayBanks Brokerage Services, Inc................................  Massachusetts
  BayBanks Credit Corp. ..........................................  Massachusetts
  BayBanks Finance & Leasing Co., Inc. ...........................  Massachusetts
  BayBanks Investment Management, Inc. ...........................  Massachusetts
  BayBanks Mortgage Corp. ........................................  Massachusetts
  BayBank Systems, Inc. ..........................................  Massachusetts
BayBank FSB.......................................................  United States of America
BayBank NH........................................................  New Hampshire
BayBanks Life Insurance Company...................................  Arizona

     All such subsidiaries are included in the consolidated financial statements filed as part of this report. Certain other subsidiaries have been omitted above, since considered in the aggregate as a single subsidiary, they would not constitute a significant subsidiary.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
  BayBanks, Inc.:

     We consent to incorporation by reference in Registration Statements Nos. 2-38598, 2-63815, 2-82945, 2-89461, 33-6964, 33-22834, 33-54509, and 33-60991 on
Forms S-8 of BayBanks, Inc. of our report dated January 18, 1996, relating to the consolidated balance sheets of BayBanks, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report is included herein.

                                          /S/ KPMG PEAT MARWICK LLP

BOSTON, MASSACHUSETTS
MARCH 14, 1996