Form 10-Q
period 1996-03-31
BAYBANKS INC
filed 1996-05-15
CIK 10497

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 1996                  Commission File No. 0-959

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

     As of April 30, 1996, 19,705,487 shares of the registrant's common stock, $2.00 par value, were outstanding.

     The list of exhibits to this report appears on page 27.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BAYBANKS, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                           MARCH 31       DECEMBER 31      MARCH 31
                                                                             1996            1995            1995
                                                                          -----------     -----------     -----------
ASSETS
Cash and due from banks.................................................  $   872,677     $   922,031     $   658,022
Trading account securities..............................................       36,340          50,755          18,368
Securities portfolios
  Interest-bearing deposits and other short-term investments............      210,875         361,164         196,831
  Securities available for sale -- amortized cost $2,187,804 at
  March 31, 1996, $2,518,199 at December 31, 1995, and $221,299 at
  March 31, 1995........................................................    2,202,876       2,549,127         222,015
  Investment securities -- market value $52,612 at March 31, 1996,
    $54,398 at December 31, 1995, and $2,644,529 at March 31, 1995......       52,612          54,398       2,675,403
                                                                          -----------     -----------     -----------
                                                                            2,466,363       2,964,689       3,094,249
Loans, net of unearned income and fees
  Commercial............................................................    1,570,836       1,604,031       1,580,403
  Commercial real estate................................................    1,202,729       1,167,043         977,986
  Residential mortgage..................................................    2,163,366       2,053,635       1,376,372
  Instalment............................................................    2,932,918       2,946,384       2,839,733
                                                                          -----------     -----------     -----------
                                                                            7,869,849       7,771,093       6,774,494
  Less allowance for loan losses........................................      151,680         153,688         146,348
                                                                          -----------     -----------     -----------
                                                                            7,718,169       7,617,405       6,628,146
Premises and equipment, net.............................................      213,151         215,714         193,785
Goodwill and other intangibles..........................................       54,624          54,869           4,282
Other assets............................................................      231,855         238,038         246,906
                                                                          -----------     -----------     -----------
         Total assets...................................................  $11,593,179     $12,063,501     $10,843,758
                                                                          ===========     ===========     ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand................................................................  $ 2,209,027     $ 2,383,823     $ 2,100,424
  NOW accounts..........................................................    1,599,149       1,657,825       1,407,048
  Savings...............................................................    1,539,254       1,498,596       1,460,247
  Money market deposit accounts.........................................    2,663,653       2,599,295       2,493,856
  Consumer time.........................................................    1,899,501       1,862,611       1,299,848
  Time -- $100,000 or more..............................................      190,812         215,257         182,532
                                                                          -----------     -----------     -----------
                                                                           10,101,396      10,217,407       8,943,955
Federal funds purchased and other short-term borrowings.................      415,628         718,941         961,883
Accrued expenses and other accounts payable.............................       82,591         104,831          66,815
Long-term debt..........................................................       14,871          64,849          51,146
Guarantee of ESOP indebtedness..........................................        2,941           6,289           6,289
Stockholders' equity:
  Common stock, par value $2.00 per share
    Shares authorized -- 50,000,000
    Shares issued -- 19,729,361 at March 31, 1996, 19,642,774
      at December 31, 1995, and 19,006,032 at March 31, 1995............       39,459          39,286          38,012
  Surplus...............................................................      364,464         360,969         315,660
  Retained earnings.....................................................      566,268         539,711         465,867
  Net unrealized gain on securities available for sale, net of tax......        8,663          17,678             420
  Treasury stock at cost -- 1,525 shares at March 31, 1996, and 1,841
    shares at December 31, 1995.........................................         (161)           (171)             --
  Guarantee of ESOP indebtedness........................................       (2,941)         (6,289)         (6,289)
                                                                          -----------     -----------     -----------
         Total stockholders' equity.....................................      975,752         951,184         813,670
                                                                          -----------     -----------     -----------
         Total liabilities and stockholders' equity.....................  $11,593,179     $12,063,501     $10,843,758
                                                                          ===========     ===========     ===========

                                 BAYBANKS, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     FIRST QUARTER
                                                                                    ENDED MARCH 31
                                                                               -------------------------
                                                                                  1996           1995
                                                                               ----------     ----------
Income on interest-bearing deposits and other short-term investments.........  $    3,560     $    2,863
Interest on securities available for sale and investment securities..........      34,094         37,932
Interest and fees on loans...................................................     167,778        148,589
                                                                               ----------     ----------
Total income on earning assets...............................................     205,432        189,384
Interest expense on deposits and borrowings
  Deposits...................................................................      64,532         49,327
  Short-term borrowings......................................................       8,081         16,272
  Long-term debt.............................................................         922            831
                                                                               ----------     ----------
Total interest expense.......................................................      73,535         66,430
                                                                               ----------     ----------
Net interest income..........................................................     131,897        122,954
Provision for loan losses....................................................       6,900          6,500
                                                                               ----------     ----------
Net interest income after provision for loan losses..........................     124,997        116,454
Noninterest income
  Service charges and fees on deposit accounts...............................      27,692         26,643
  Other noninterest income...................................................      31,478         24,798
                                                                               ----------     ----------
Total noninterest income.....................................................      59,170         51,441
Net securities gains.........................................................           5              1
Operating expenses
  Salaries and benefits......................................................      63,587         60,318
  Occupancy and equipment....................................................      24,729         22,598
  Other operating expenses...................................................      34,701         33,636
                                                                               ----------     ----------
Total operating expenses.....................................................     123,017        116,552
Provision for OREO reserve, net..............................................        (398)         1,000
                                                                               ----------     ----------
Total operating expenses after OREO provision................................     122,619        117,552
                                                                               ----------     ----------
Income before taxes..........................................................      61,553         50,344
Provision for income taxes...................................................      23,174         19,869
                                                                               ----------     ----------
NET INCOME...................................................................  $   38,379     $   30,475
                                                                               ==========     ==========
Earnings Per Share...........................................................  $     1.92     $     1.58
                                                                               ==========     ==========
Average shares outstanding...................................................  19,978,541     19,261,941

                                 BAYBANKS, INC.

                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       NET
                                                                    UNREALIZED
                                                                     GAIN ON
                                                                    SECURITIES
                                   COMMON                RETAINED   AVAILABLE    TREASURY   ESOP LOAN
                                    STOCK    SURPLUS     EARNINGS    FOR SALE     STOCK     GUARANTEE    TOTAL
                                   -------   --------    --------   ----------   --------   ---------   --------
BALANCE AS OF DECEMBER 31,
  1994...........................  $37,999   $314,924    $444,891    $    276     $  (27)    $(9,451)   $788,612
  Net income -- first quarter
    1995.........................                          30,475                                         30,475
  Cash dividends declared ($.50
    per share)...................                          (9,499)                                        (9,499)
  Net change in valuation reserve
    related to securities
    available
    for sale portfolio, net of
    deferred income taxes........                                         144                                144
  Other, principally employee
    benefit plans................      13         736                                 27       3,162       3,938
                                   --------  --------    --------     -------    -------     -------    --------
BALANCE AS OF MARCH 31, 1995.....  $38,012   $315,660*   $465,867    $    420     $   --     $(6,289)   $813,670
                                   ========  ========    ========     =======    =======     =======    ========
BALANCE AS OF DECEMBER 31,
  1995...........................  $39,286   $360,969*   $539,711    $ 17,678     $ (171)    $(6,289)   $951,184
  Net income -- first quarter
    1996.........................                          38,379                                         38,379
  Cash dividends declared ($.60
    per share)...................                         (11,822)                                       (11,822)
  Net change in valuation reserve
    related to securities
    available
    for sale portfolio, net of
    deferred income taxes........                                      (9,015)                            (9,015)
  Other, principally employee
    benefit plans................     173       3,495                                 10       3,348       7,026
                                   --------  --------    --------     -------    -------     -------    --------
BALANCE AS OF MARCH 31, 1996.....  $39,459   $364,464*   $566,268    $  8,663     $ (161)    $(2,941)   $975,752
                                   ========  ========    ========     =======    =======     =======    ========

- ---------------
* Net of unamortized restricted stock compensation expense of $4,456, $5,290, and $5,550 at March 31, 1996, December 31, 1995, and March 31, 1995,
  respectively. Upon approval of the merger with Bank of Boston Corporation (see
  Note 4) by the Company's shareholders on April 25, 1996, restriction periods on outstanding awards of restricted stock lapsed. Accordingly, the unamortized restricted stock compensation, net of applicable tax benefits, at April 25, 1996 will be recognized during the second quarter of 1996.


                                  BAYBANKS, INC.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  (IN THOUSANDS)
                                                                                              FIRST QUARTER ENDED
                                                                                                   MARCH 31
                                                                                          ---------------------------
                                                                                             1996             1995
                                                                                          -----------       ---------
OPERATING ACTIVITIES
  Net income............................................................................  $    38,379       $  30,475
  Adjustments to reconcile net income to net cash provided by operating activities:
    Proceeds from sales and maturities of trading account securities(1).................    2,090,563         556,338
    Purchases of trading account securities.............................................   (2,076,148)       (556,052)
    Net amortization of security premium and borrowings discount........................          999           3,677
    Net securities gains................................................................           (5)             (1)
    Fixed-rate mortgages sold...........................................................       72,474           7,760
    Fixed-rate mortgages originated for sale, net of principal payments.................     (104,681)         (5,038)
    Student loans transferred from portfolio and sold...................................       15,400              --
    Provision for loan losses...........................................................        6,900           6,500
    Amortization of goodwill and other intangibles......................................        1,302             138
    Depreciation and amortization of premises and equipment.............................        6,541           6,558
    Gain on sales of premises and equipment.............................................         (339)         (1,057)
    Provision for OREO reserve, net.....................................................         (398)          1,000
    Deferred income taxes...............................................................        1,157            (413)
    Change in other assets..............................................................       (4,141)         (2,356)
    Change in interest receivable.......................................................       14,374          (5,623)
    Change in accrued expenses and other accounts payable...............................      (19,830)         (5,292)
    Change in interest payable..........................................................       (1,503)          1,645
                                                                                          -----------       ---------
        Net cash provided by operating activities.......................................       41,044          38,259
                                                                                          -----------       ---------
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale..................................        6,075          45,110
  Proceeds from maturities of securities available for sale.............................    1,005,504              48
  Purchases of securities available for sale(1).........................................     (682,150)        (37,500)
  Proceeds from maturities of investment securities.....................................        2,399         335,540
  Purchases of investment securities....................................................         (613)       (458,432)
  Net cash provided (used) by:
    Short-term investments..............................................................      150,289         (30,545)
    Loans(2)(3)(4)......................................................................      (91,428)       (110,871)
  Proceeds from sales of premises and equipment.........................................          534           1,605
  Purchases of premises and equipment...................................................       (4,173)         (5,461)
  Proceeds from sales and payments related to OREO(3)(4)................................        2,962           5,094
                                                                                          -----------       ---------
        Net cash provided (used) by investing activities................................      389,399        (255,412)
                                                                                          -----------       ---------
FINANCING ACTIVITIES
  Net cash provided (used) by:
    Demand deposits, NOW, and savings accounts..........................................     (192,814)       (201,195)
    Money market deposits...............................................................       64,358         (66,569)
    Consumer time deposits..............................................................       36,890         204,491
    Time -- $100,000 or more............................................................      (24,445)          6,869
    Short-term borrowings...............................................................     (303,313)        112,366
    Long-term debt......................................................................      (50,009)             (8)
  Dividends paid........................................................................      (11,822)         (9,499)
  Other equity transactions.............................................................        1,358            (450)
                                                                                          -----------       ---------
        Net cash provided (used) by financing activities................................     (479,797)         46,005
                                                                                          -----------       ---------
Net change in cash and cash equivalents.................................................      (49,354)       (171,148)
Cash and cash equivalents at beginning of year(5).......................................      922,031         829,170
                                                                                          -----------       ---------
Cash and cash equivalents at March 31(5)................................................  $   872,677       $ 658,022
                                                                                           ==========       =========
Supplemental disclosure of cash flow information
  Interest paid.........................................................................  $    75,038       $  64,785
  Taxes paid............................................................................       14,043           9,020

- ---------------

(1) Excludes transfers of trading account securities to the securities available for sale portfolio of $8.8 million in 1995.
(2) Excludes transfers of loans to the other real estate owned category of $.6 million in 1996 and 1995.
(3) Excludes loan originations in conjunction with OREO sales of $1.0 million in 1995.
(4) 1995 amount excludes $33.2 million of in-substance foreclosures and related reserves of $8.7 million reclassified to loans and the allowance for loan losses, respectively, as a result of the adoption of SFAS No. 114 on January 1, 1995.
(5) Cash and cash equivalents consist of cash on hand and due from banks.

                                 BAYBANKS, INC.

                        NOTE 1.  ACCOUNTING ADJUSTMENTS

     In the opinion of management, all of the adjustments (consisting of normal recurring accruals unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying financial statements, prepared in accordance with generally accepted accounting principles. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. These financial statements are unaudited.

                         NOTE 2.  SECURITIES PORTFOLIOS

     The amortized cost, gross unrealized gains and losses, market values, and weighted average yields of the following securities portfolios by maturity
(excluding interest-bearing deposits and other short-term investments) were:

                                                           GROSS        GROSS                   WEIGHTED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET     AVERAGE
                                               COST        GAINS        LOSSES       VALUE       YIELD
                                            ----------   ----------   ----------   ----------   --------
                                                 (DOLLARS IN THOUSANDS, ON A TAX EQUIVALENT BASIS)
MARCH 31, 1996(1)
SECURITIES AVAILABLE FOR SALE
U.S. Government securities, maturing
  Within 1 year...........................  $  622,541    $     36     $ (1,918)   $  620,659      4.79%
  After 1 year but within 5 years.........     919,288      16,815         (194)      935,909      6.76
  After 5 years but within 10 years.......       1,998          --          (71)        1,927      5.77
                                            ----------     -------     --------    ----------
                                             1,543,827      16,851       (2,183)    1,558,495      5.96
                                            ----------     -------     --------    ----------
State and local government securities,
  maturing
  Within 1 year...........................      65,248          41           (4)       65,285      6.21
  After 1 year but within 5 years.........      60,402         537         (189)       60,750      6.79
  After 5 years but within 10 years.......      49,620         755         (385)       49,990      7.28
  After 10 years..........................          20          --           --            20      7.03
                                            ----------     -------     --------    ----------
                                               175,290       1,333         (578)      176,045      6.71
                                            ----------     -------     --------    ----------
Corporate, maturing
  Within 1 year...........................     308,646          11           (2)      308,655      5.63
  After 1 year but within 5 years.........       6,557           8          (17)        6,548      6.21
                                            ----------     -------     --------    ----------
                                               315,203          19          (19)      315,203      5.64
                                            ----------     -------     --------    ----------
U.S. Agency mortgage-backed securities....      89,977         199         (430)       89,746      6.08
Asset-backed securities...................      25,125          --         (128)       24,997      4.22
Other(2)..................................      38,382           8           --        38,390      6.30
                                            ----------     -------     --------    ----------
          Total securities available for
            sale..........................  $2,187,804    $ 18,410     $ (3,338)   $2,202,876      5.96%
                                            ==========     =======     ========    ==========     =====
INVESTMENT SECURITIES
Industrial revenue bonds..................  $   39,150    $     --     $     --    $   39,150     10.51%
Other.....................................      13,462          --           --        13,462      6.00
                                            ----------     -------     --------    ----------
          Total investment securities.....  $   52,612    $     --     $     --    $   52,612      9.36%
                                            ==========     =======     ========    ==========     =====

- ---------------
(1) The period-end maturity distribution excludes industrial revenue bonds, which are not regarded as principal debt securities, asset-backed securities, mortgage-backed securities, and other securities that do not have a stated maturity.

(2) BayBank, N.A., the Company's principal bank subsidiary, and BayBank FSB, a New Hampshire bank subsidiary, are members of the Federal Home Loan Bank
    (FHLB). As of March 31, 1996, $38.3 million in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value. As of March 31, 1996, total advances of $18.8 million were outstanding from the FHLB at an average interest rate of 5.14% and with an average maturity of 1.38 years. These outstanding advances are included on the consolidated balance sheet in the other short-term borrowings and long-term debt categories.



                   NOTE 2.  SECURITIES PORTFOLIOS (CONTINUED)

                                                                GROSS          GROSS
                                               AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                  COST          GAINS          LOSSES         VALUE
                                               ----------     ----------     ----------     ----------
                                                                   (IN THOUSANDS)
DECEMBER 31, 1995(1)
SECURITIES AVAILABLE FOR SALE
U.S. Government securities...................  $1,798,465      $ 32,247       $  (2,304)    $1,828,408
Corporate....................................     317,737            50              --        317,787
State and local government securities........     225,954         1,710            (165)       227,499
U.S. Agency mortgage-backed securities.......      98,120           194            (515)        97,799
Asset-backed securities......................      44,051            --            (297)        43,754
Other(2).....................................      33,872             8              --         33,880
                                               ----------        ------        --------     ----------
          Total securities available for
            sale.............................  $2,518,199      $ 34,209       $  (3,281)    $2,549,127
                                               ==========        ======        ========     ==========
INVESTMENT SECURITIES
Industrial revenue bonds.....................  $   41,544      $     --       $      --     $   41,544
Other........................................      12,854            --              --         12,854
                                               ----------        ------        --------     ----------
          Total investment securities........  $   54,398      $     --       $      --     $   54,398
                                               ==========        ======        ========     ==========
MARCH 31, 1995
SECURITIES AVAILABLE FOR SALE
State and local government securities........  $   16,045      $     16       $      (1)    $   16,060
Corporate....................................     177,600            --              --        177,600
Other(2).....................................      27,654           701              --         28,355
                                               ----------        ------        --------     ----------
          Total securities available for
            sale.............................  $  221,299      $    717       $      (1)    $  222,015
                                               ==========        ======        ========     ==========
INVESTMENT SECURITIES
U.S. Government securities...................  $2,168,149      $  3,278       $ (29,892)    $2,141,535
State and local government securities........     214,366           348            (596)       214,118
Asset-backed securities......................     193,466            --          (2,755)       190,711
U.S. Agency mortgage-backed securities.......      49,518            --          (1,257)        48,261
Industrial revenue bonds.....................      48,062            --              --         48,062
Corporate and other..........................       1,842            --              --          1,842
                                               ----------        ------        --------     ----------
          Total investment securities........  $2,675,403      $  3,626       $ (34,500)    $2,644,529
                                               ==========        ======        ========     ==========

- ---------------
(1) During the fourth quarter of 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the classification of securities, and the Company reclassified $2.0 billion from investment securities to securities available for sale.

(2) As of December 31, 1995, and March 31, 1995, $33.6 million and $27.6 million, respectively, in stock of the FHLB is included in the Securities Available for Sale portfolio in the Other category at cost, which approximates market value.


                    NOTE 3. ADOPTION OF ACCOUNTING STANDARD

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to such assets being held and used and for such assets and certain identifiable intangibles to be disposed of. The implementation of this statement did not have a material effect on the Company's results of operations or financial condition.

                             NOTE 4. PENDING MERGER

     On December 12, 1995, the Company and Bank of Boston Corporation (Bank of Boston) entered into an agreement and plan of merger, pursuant to which a subsidiary of Bank of Boston will merge with and into the Company and the Company will become a wholly-owned subsidiary of Bank of Boston (the Merger). In addition, related Stock Option Agreements were executed pursuant to which Bank of Boston granted the Company a conditional option to purchase up to 22,400,761 shares of Bank of Boston common stock and the Company granted to Bank of Boston a conditional option to purchase up to 3,907,120 shares of the Company's common stock, in each case equaling 19.9% of the outstanding shares of the respective granting company's stock. As a result of the Merger, each share of the common stock of the Company outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 2.2 newly issued shares of Bank of Boston common stock. Outstanding options to purchase common stock of the Company will be converted to options to purchase common stock of Bank of Boston on the same basis.

     The Merger is intended to constitute a tax-free transaction and to be accounted for as a pooling of interests. The Merger was approved by the shareholders of both companies on April 25, 1996. This transaction is subject to approval by federal and state bank regulators and is expected to close in the third quarter of 1996. Subsequent to completion of the Merger, Bank of Boston's principal banking subsidiary will operate as BayBank of Boston, N.A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Except as noted, the discussion in this report does not give effect to the planned consummation of the Company's Merger Agreement with Bank of Boston (see
Note 4 to Item 1 above).

PERFORMANCE OVERVIEW

     - BayBanks' net income was $38.4 million for the first quarter of 1996, or $1.92 per share, compared with net income of $30.5 million for the first quarter of 1995, or $1.58 per share, an increase of 22% on a per share basis.

     - Reflected in the Company's first quarter 1996 earnings were the results of operations of BayBank FSB and BayBank NH, the two New Hampshire banks that became subsidiaries of the Company during the second half of 1995. These acquisitions were accounted for as purchases.

     - Reflected in net income for the first quarter of 1996 was a favorable court decision on a Company tax refund claim which resulted in a net after-tax benefit of $2.5 million, or $.13 per share.

EARNINGS ANALYSIS

Operating Income

     Operating income (TABLE A, page 9) was $71.3 million in the first quarter of 1996 compared with $60.6 million in the first quarter of 1995. The 18% increase in the first quarter of 1996 from the first quarter of 1995 resulted primarily from a 7% increase in net interest income and a 15% increase in noninterest income, offset by operating expenses that were 6% above first quarter 1995 levels. Reflected in 1996's first quarter were the results of operations of BayBank FSB and BayBank NH, the two New Hampshire banks that became subsidiaries of the Company during the second half of 1995.


                                    TABLE A
                             SUMMARY OF OPERATIONS
                     FOR THE FIRST QUARTERS ENDED MARCH 31
                              TAX EQUIVALENT BASIS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           1996         1995
                                                                         --------     --------
Income on earning assets...............................................  $208,686     $192,179
Interest expense on deposits and borrowings............................    73,535       66,430
                                                                         --------     --------
Net interest income....................................................   135,151      125,749
Noninterest income.....................................................    59,170       51,441
                                                                         --------     --------
Total income from operations...........................................   194,321      177,190
Operating expenses.....................................................   123,017      116,552
                                                                         --------     --------
Operating Income Before Net Securities Gains and Provisions for Loan
  Losses and OREO Reserve..............................................    71,304       60,638
                                                                         --------     --------
Net securities gains...................................................         5            1
                                                                         --------     --------
Provision for loan losses..............................................     6,900        6,500
Provision for OREO reserve, net........................................      (398)       1,000
                                                                         --------     --------
Total credit provisions................................................     6,502        7,500
                                                                         --------     --------
Pre-tax income.........................................................    64,807       53,139
Income taxes and tax equivalent adjustment.............................    26,428       22,664
                                                                         --------     --------
Net Income.............................................................  $ 38,379     $ 30,475
                                                                         ========     ========
Earnings Per Share.....................................................  $   1.92     $   1.58

Net Interest Income

     Net interest income was $135.2 million in the first quarter of 1996 compared with $125.7 million in the first quarter of 1995. The net interest margin in the first quarter of 1996 was 5.14%, compared with 5.16% in the first quarter of 1995 and 5.07% in the fourth quarter of 1995.

     The growth in net interest income in the first quarter of 1996 compared with that of the first quarter of 1995 was primarily the result of a 7% increase in average earning assets. Average loans increased 9%, excluding the loans at BayBank FSB and BayBank NH. While there was growth in both corporate and consumer lending, residential real estate lending was the most significant contributor (TABLE D, page 13). In addition, the acquisitions of BayBank FSB and BayBank NH added $505 million in loans and $226 million in securities.

     The yield on earning assets was 7.94% in the first quarter of 1996, compared with 7.89% in the first quarter of 1995, as a result of a more favorable mix of earning assets.

     BayBanks' funding costs increased during the first quarter of 1996, compared with the first quarter of 1995, due to higher rates on certain core deposits (which include money market deposit accounts [MMDAs] and consumer certificates of deposit) as a result of market conditions. The increase in funding costs was partially offset by a reduction in the level of borrowings. In addition during 1995, some customers moved balances from transaction accounts and MMDAs to higher-yielding certificates of deposit, resulting in a larger portion of funding provided by consumer certificates of deposit in the first quarter of 1996. The costs of total interest-bearing liabilities (as a percentage of average earning assets) increased 7 basis points to 2.80% in the first quarter of 1996, compared with 2.73% in the first quarter of 1995.

     The 5 basis point increase in the yield on earning assets from the first quarter of 1995 to the first quarter of 1996 was offset by the 7 basis point increase in the cost of total interest-bearing liabilities. This resulted in a slight decline in the net interest margin from 5.16% in the first quarter of 1995 to 5.14% in the first quarter of 1996.

     The net interest margin increased from 5.07% in the fourth quarter of 1995 to 5.14% in the first quarter of 1996. This increase was primarily due to the maturity of lower-yielding securities which were not reinvested, but used instead to reduce the level of borrowed funds.

Fees, Service Charges, and Other Noninterest Income

     Noninterest income consists primarily of service charges on deposit accounts and fees from credit and non-credit services. The income is well diversified among consumer, corporate, and small business banking activities. Noninterest income, detailed in TABLE B, increased to $59.2 million in the first quarter of 1996 from $51.4 million in the first quarter of 1995.

     Service charges and fees on deposit accounts continued to provide approximately one-half of noninterest income. Total service charges and fees on deposit accounts were $27.7 million in the first quarter of 1996, compared with $26.6 million in the first quarter of 1995. The increase in service charges and fees on deposit accounts in the first quarter of 1996 was largely the result of an increase in overdraft fees due to higher volume and a price increase.

     Other components of noninterest income experienced growth during the first quarter of 1996. Credit card fees increased 15% to $5.9 million in the first quarter of 1996 from $5.1 million in the first quarter of 1995. The increase resulted primarily from an increase in transaction volume. Processing fees increased 13% to $4.5 million in the first quarter of 1996 from $4.0 million in the first quarter of 1995, primarily the result of an increased volume of point-of-sale transactions. Investment management and brokerage fees increased 29% to $3.0 million in the first quarter of 1996 from $2.3 million in the first quarter of 1995, due primarily to increased third party mutual fund sales, and investment advisory and shareholder servicing fees from BayFunds(R), the Company's proprietary mutual fund family. Total assets under management in BayFunds were $1.7 billion at March 31, 1996, compared with $1.4 billion at March 31, 1995.

     Mortgage banking fees were $2.9 million in the first quarter of 1996, compared with $1.7 million in the first quarter of 1995. The increase from the first quarter of 1995 was due to increased application volume and a higher level of secondary market sales.

     The Company periodically sells student loans when these primarily government-guaranteed loans are no longer in a deferred payment status. During the first quarter of 1996, the Company sold $15 million in student loans, resulting in a gain of $427 thousand. There were no student loan sales in the first quarter of 1995.

     Other noninterest income was $4.3 million in the first quarter of 1996 and $1.9 million in the first quarter of 1995. Noninterest income in the first quarter of 1996 included $2.6 million of interest related to a favorable court decision on a state tax refund claim.

                                    TABLE B
                               NONINTEREST INCOME
                      FOR THE FIRST QUARTER ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                  1996        1995       CHANGE
                                                                 -------     -------     ------
Service charges and fees on deposit accounts...................  $27,692     $26,643     $1,049
Credit card fees...............................................    5,887       5,103        784
Processing fees................................................    4,499       3,985        514
Trust fees.....................................................    3,857       3,617        240
Investment management and brokerage fees.......................    2,986       2,306        680
Mortgage banking fees..........................................    2,918       1,705      1,213
International fees.............................................    1,671       1,671         --
All other fees.................................................    4,944       4,557        387
Student loan sales gains.......................................      427          --        427
Other noninterest income.......................................    4,289       1,854      2,435
                                                                 -------     -------     ------
          Total noninterest income.............................  $59,170     $51,441     $7,729
                                                                 =======     =======     ======

Operating Expenses

     The operating expense analysis presented in TABLE C (page 11) separates OREO and loan workout expenses from other expenses. Operating expenses, excluding OREO and loan workout, were $122.1 million in the first quarter of 1996, compared with $114.8 million in the first quarter of 1995.

     Salaries and benefits expenses increased 5% to $63.6 million in the first quarter of 1996, compared with $60.3 million in the first quarter of 1995, primarily as the result of normal salary and benefit increases and the acquisitions of BayBank FSB and BayBank NH in the second half of 1995. These increases were partially offset by the lower cost of certain compensation programs, one of which is tied to the price of the Company's common stock and which benefited from the increase in the market price of the Company's common stock since the first quarter of 1995. Unamortized restricted stock compensation of $2.4 million (after tax benefit) will be recognized during the second quarter of 1996 upon the lapsing of restriction periods as a result of the approval by the Company's stockholders on April 25, 1996 of the pending merger with Bank of Boston.

     Occupancy and equipment expenses were $24.7 million in the first quarter of 1996, compared with $22.6 million in the first quarter of 1995. The increase was primarily the result of the New Hampshire acquisitions, increased snow removal costs in the first quarter of 1996, an increase in rent expense due to the opening of new branch locations, including supermarket branches, and costs associated with branch closings. Marketing and public relations expenses increased to $8.9 million in the first quarter of 1996 from $5.3 million in the first quarter of 1995 due to the promotion of new and existing products and services, including BayBank HomeLinkTM, a home banking product, BayPlus(R) Banking, a service initiative designed to give selected customers a higher level of service, and BayBank X-Press Check(R), a debit card that is used like a check to make purchases.

     Postage and supplies increased 16% to $6.6 million in the first quarter of 1996, compared with $5.7 million in the first quarter of 1995, due primarily to increased volume as a result of recent acquisitions and the higher costs of paper, printed forms, and other supplies.

     Other operating expenses were $18.2 million in the first quarter of 1996, compared with $20.8 million in the first quarter of 1995. The decrease in other operating expenses is primarily due to a decrease in deposit insurance expense, due to the Federal Deposit Insurance Corporation's (FDIC) reduction in the premiums charged to Bank Insurance Fund (BIF) members, and decreases in data processing expenses. These decreases were partially offset by an increase in contract staff due to a hiring freeze associated with the pending merger with Bank of Boston and the amortization of intangible assets resulting from the acquisitions of BayBank FSB and BayBank NH.

     OREO and loan workout expenses were $1.0 million in the first quarter of 1996, compared with $1.7 million in the first quarter of 1995, reflecting the disposition of OREO properties and impaired loans (see Nonperforming Loans on page 19).


                                    TABLE C
                               OPERATING EXPENSES
                     FOR THE FIRST QUARTERS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                1996         1995       CHANGE
                                                              --------     --------     -------
Salaries and benefits.......................................  $ 63,587     $ 60,318     $ 3,269
Occupancy and equipment.....................................    24,729       22,598       2,131
Marketing and public relations..............................     8,926        5,339       3,587
Postage and supplies........................................     6,646        5,722         924
Other.......................................................    18,176       20,832      (2,656)
                                                              --------     --------     -------
Operating expenses excluding OREO expenses..................   122,064      114,809       7,255
OREO and loan workout expenses..............................       953        1,743        (790)
                                                              --------     --------     -------
          Total operating expenses..........................  $123,017     $116,552     $ 6,465
                                                              ========     ========     =======

Provisions for Loan Losses and the OREO Reserve

     The provisions for loan losses and the OREO reserve (see TABLE A, page 9) declined in the first quarter of 1996 to $6.5 million, compared with $7.5 million in the first quarter of 1995, reflecting the improvement in credit quality from March 31, 1995. The provision for loan losses was $6.9 million in the first quarter of 1996 compared with $6.5 million in the first quarter of 1995. The net provision for the OREO reserve was a credit of $398 thousand in the first quarter of 1996, compared with an expense of $1.0 million in the first quarter of 1995. Provisions made were offset by net gains on sales of properties of $472 thousand in the first quarter of 1996 and $1.5 million in the first quarter of 1995.

     The provisions for loan losses and the OREO reserve were $5.4 million in the fourth quarter of 1995.

Income Taxes

     The Company's provision for income taxes was $23.2 million in the first quarter of 1996, compared with $19.9 million in the first quarter of 1995. The 1996 tax provision included a $1.6 million adjustment for the favorable settlement of a tax refund claim.

     In July 1995, the Commonwealth of Massachusetts passed a tax reform bill that reduced the state tax rate for banks. Under the new tax law, the rate that banks pay will be reduced over a four-year period from 12.54% to 10.50% in 1999. In accordance with the new tax law, the rate was reduced from 12.54% to 12.13% in the third quarter of 1995 retroactive to January 1, 1995 and to 11.72% effective January 1, 1996.

     The effective tax rate for the first quarter of 1996 was 37.6%, compared with 39.5% in the first quarter of 1995. The decrease in the effective tax rate in the first quarter of 1996 compared with that of the same period of 1995 was primarily due to the tax refund settlement adjustment and the reduction in the state tax rate.

BALANCE SHEET REVIEW

Trends in Earning Assets

     Average earning assets increased to $10.5 billion in the first quarter of 1996, compared with $9.8 billion in the first quarter of 1995, due to growth in the average loan balances. The acquisitions of BayBank FSB and BayBank NH in the second half of 1995 added $505 million of loans. Average loans, excluding the impact of BayBank FSB and BayBank NH, increased in both the commercial and consumer areas.

Loan Portfolio

     Consumer loans represented 65% of the quarter-end loan portfolio, with $2.2 billion in residential loan balances and $2.9 billion in various types of instalment loan balances. Consumer lending activities are primarily focused on the Massachusetts and New Hampshire markets. Commercial and commercial real estate loans were 35% of the portfolio. The majority of these loans are to New England-based companies, primarily local middle market companies and small businesses in Massachusetts and New Hampshire.

     The Company originates fixed-rate and adjustable-rate residential mortgage loans. The majority of fixed-rate residential mortgage loan originations are securitized and sold to the secondary market with servicing retained. The remainder of the fixed-rate and adjustable-rate residential real estate loan originations are held in the loan portfolio or may be securitized and transferred to the securities available for sale portfolio. Student loans are originated and held in the loan portfolio while these primarily government-guaranteed loans are in a deferred payment status. Student loans held for sale at March 31, 1996 were $129 million. The Company sold $15 million of student loans in the first quarter of 1996. There were no student loan sales in the first quarter of 1995.

     An analysis of the changes in major loan categories for the first quarter of 1996 and 1995 is presented in TABLE D (page 13). Loan business volume was $202 million in the first quarter of 1996, compared with $121 million in the first quarter of 1995. Residential mortgage activity was the largest contributor to this volume, principally as the result of fixed-rate refinancings. The Company underwrote and sold $72 million of fixed-rate residential mortgage loans during the first quarter of 1996, compared with $8 million in the first quarter of 1995. At March 31, 1996, loans held for sale were $56 million, compared with $2 million at March 31, 1995. Instalment net loan business volume was $11 million, compared with $19 million in the first quarter of 1995, as indirect automobile lending increased while home equity and student lending declined. Home equity lending declined due to increased competition. In addition, the net seasonal decline in credit card balances was not as significant as that in the first quarter of 1995. Commercial loan volume declined by $29 million in the first quarter of 1996, compared with an increase of $52 million in the first quarter of 1995. Commercial loans declined as certain maturing loans were not renewed as a result of pricing decisions and loans were repaid by local customers who were consolidated with out-of-region companies. An increase in international outstandings during the first quarter of 1996 partially offset reductions in domestic commercial loans. The Company's international loan portfolio, which is primarily focused on Mexico, Brazil and other South American countries, was $163 million at March 31, 1996, compared with $138 million at December 31, 1995 and $172 million at March 31, 1995. These international credits are predominantly trade related and primarily with well-known and established foreign banks. Business volume in the commercial real estate portfolio was $36 million in the first quarter of 1996, compared with $6 million in the first quarter of 1995. The change in volume was primarily the result of two major transactions in the first quarter of 1996.

                                    TABLE D
                         CHANGES IN THE LOAN PORTFOLIO
                                 (IN THOUSANDS)

                                                                      FIRST QUARTER 1996
                                               INCREASE     ANALYSIS OF CHANGE IN LOAN CATEGORIES     NET BUSINESS
                                              (DECREASE)   ----------------------------------------      VOLUME
                                               FOR THE      GROSS                            NET         FIRST
                                 MARCH 31       FIRST      CHARGE-    TRANSFERS            BUSINESS     QUARTER
                                   1996        QUARTER       OFFS     TO OREO    SALES      VOLUME        1995
                                ----------    ----------   --------   -------   --------   --------   ------------
Commercial..................... $1,570,836     $(33,195)   $ (4,029)   $  --    $     --   $(29,166)    $ 51,596
Commercial real estate.........  1,202,729       35,686        (209)      --          --     35,895        6,301
Residential mortgage...........  2,163,366(1)   109,731      (1,472)    (571)    (72,474)   184,248       44,376
Instalment loans
  Automobile and other.........  1,392,310        7,954      (2,775)      --          --     10,729      (27,555)
  Home equity..................    777,470      (22,138)       (474)      --          --    (21,664)      14,333
  Credit card..................    300,208      (14,108)     (3,492)      --          --    (10,616)     (22,890)
  Student loans................    319,390(2)    18,230          --       --     (15,400)    33,630       55,784
  Reserve credit...............    143,540       (3,404)     (1,875)      --          --     (1,529)        (868)
                                ----------     --------    --------    -----    --------   --------     --------
  Total instalment loans.......  2,932,918      (13,466)     (8,616)      --     (15,400)    10,550       18,804
                                ----------     --------    --------    -----    --------   --------     --------
Total loans.................... $7,869,849     $ 98,756    $(14,326)   $(571)   $(87,874)  $201,527     $121,077
                                ==========     ========    ========    =====    ========   ========     ========

- ---------------
(1) Includes residential mortgage loans held for sale of $56 million at March 31, 1996.

(2) Includes student loans held for sale of $129 million at March 31, 1996.


Securities Portfolios

     The securities portfolios (TABLE E, page 14) totaled $2.5 billion at March 31, 1996, $3.0 billion at December 31, 1995, and $3.1 billion at March 31, 1995. The weighted average maturity of the securities portfolios was 1.3 years at March 31, 1996 and December 31, 1995, compared to 1.5 years at March 31, 1995.

     Short-term investments were $211 million at March 31, 1996, compared with $361 million at December 31, 1995, and $197 million at March 31, 1995.

     In November of 1995, the Financial Accounting Standards Board (FASB) issued a special report that allowed for a one-time reassessment of the appropriateness of the classifications of all securities held at the time. As a result of its reassessment, the Company reclassified $2.0 billion from investment securities to securities available for sale.

     Securities available for sale, consisting principally of debt securities, are stated at market value. Decisions to purchase or sell these securities as part of the Company's ongoing asset and liability management process are based on management's assessment of changes in economic and financial market conditions, interest rate environments, the Company's balance sheet and its interest sensitivity position, liquidity, and capital. Securities available for sale were $2.2 billion at March 31, 1996, $2.5 billion at December 31, 1995, and $222 million at March 31, 1995. At March 31, 1996, securities available for sale had gross unrealized gains of $18 million and gross unrealized losses of $3 million.

     The Company's securities available for sale portfolio contains primarily U.S. Government securities, state and local government securities, asset-backed securities, and U.S. Agency mortgage-backed securities. The total state and local government portfolio, which is concentrated primarily in Massachusetts, was $176 million at March 31, 1996, with the single largest issue being approximately $5 million. All securities were either rated investment grade or, in the case of unrated securities, determined by management to be equivalent to investment grade.

     The investment securities portfolio, consisting principally of industrial revenue bonds and Federal Reserve Bank stock at March 31, 1996, is stated at amortized cost. The Company's investment securities portfolio was $53 million at March 31, 1996, $54 million at December 31, 1995, and $2.7 billion at March 31, 1995. At March 31, 1996, the market value of the investment securities portfolio approximated the amortized cost of the portfolio.

     The Company also has a trading account securities portfolio consisting principally of short-term state and local government securities recorded at market value, which was $36 million, $51 million, and $18 million at March 31, 1996, December 31, 1995, and March 31, 1995, respectively. Trading account gains were $629 thousand in the first quarter of 1996, compared with $723 thousand in the first quarter of 1995.

                                    TABLE E
                             SECURITIES PORTFOLIOS
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                              MARCH 31    DECEMBER 31    MARCH 31
                                                                1996         1995          1995
                                                             ----------   -----------   ----------
Short-term investments.....................................  $  210,875   $   361,164   $  196,831
                                                             ----------   -----------   ----------
Securities available for sale(1)
  U.S. Government securities...............................   1,558,495     1,828,408           --
  State and local government securities....................     176,045       227,499       16,060
  U.S. Agency mortgage-backed securities...................      89,851        97,799           --
  Asset-backed securities..................................      24,997        43,754           --
  Corporate and other......................................     353,488       351,667      205,955
                                                             ----------   -----------   ----------
                                                              2,202,876     2,549,127      222,015
                                                             ----------   -----------   ----------
Investment securities(1)
  U.S. Government securities...............................          --            --    2,168,149
  Asset-backed securities..................................          --            --      193,466
  State and local government securities....................          --            --      214,366
  Industrial revenue bonds.................................      39,150        41,544       48,062
  U.S. Agency mortgage-backed securities...................          --            --       49,518
  Other....................................................      13,462        12,854        1,842
                                                             ----------   -----------   ----------
                                                                 52,612        54,398    2,675,403
                                                             ----------   -----------   ----------
Total......................................................  $2,466,363   $ 2,964,689   $3,094,249
                                                             ==========   ===========   ==========
Weighted average maturity of securities available for sale
  and investment securities in years(2)....................         1.5           1.5          1.6
Weighted average maturity of total securities in
  years(2).................................................         1.3           1.3          1.5


- ---------------
(1) During the fourth quarter of 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the classification of securities, and the Company reclassified $2.0 billion from investment securities to securities available for sale.

(2) The weighted average maturity calculation excludes amortizing industrial revenue bonds and reflects estimated prepayments for U.S. Agency mortgage-backed securities and asset-backed securities.

Deposits and Other Sources of Funds

     The Company's extensive product lines, Customer Sales and Service Center, and banking network of 238 full-service offices and 456 remote banking facilities generate significant core deposits. Core deposits accounted for 98% of total average deposits during the first quarter of 1996 and 1995.

     Core deposits include transaction accounts (demand, NOW, and savings accounts), money market deposit accounts, and consumer time certificates. Average core deposits were $9.7 billion in the first quarter of 1996, compared with $8.5 billion in the first quarter of 1995. Average transaction accounts were $5.2 billion in the first quarter of 1996 compared with $4.8 billion in the first quarter of 1995 and $5.1 billion in the fourth quarter of 1995. Average money market deposit accounts increased from $2.5 billion in the first quarter of 1995 and the fourth quarter of 1995 to $2.6 billion in the first quarter of 1996. Average consumer certificates of deposit increased to $1.9 billion in the first quarter of 1996, compared with $1.2 billion in the first quarter of 1995 and $1.8 billion in the fourth quarter of 1995. The acquisitions of BayBank FSB and BayBank NH in the second half of 1995 added $315 million of certificates of deposit.

     Average corporate certificates of deposit in excess of $100 thousand (CDs), which represent a small portion of the Company's total funding, were $209 million in the first quarter of 1996, compared with $175 million in the first quarter of 1995 and $217 million in the fourth quarter of 1995.

     Average purchased funds decreased to $598 million in the first quarter of 1996, compared with $1.1 billion in the first quarter of 1995 and $807 million in the fourth quarter of 1995 as the funds from the maturity of lower-yielding securities were used to reduce the level of borrowings.

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

     The Company's interest sensitivity gap position, as shown in TABLE F (page
16), is based on contractual maturities and repricing opportunities for loans, securities, deposits, and borrowings. However, in a period of rising or falling interest rates, this basis of presentation does not reflect lags that may occur in the repricing of certain loans and deposits. For example, the cost of certain interest-bearing core deposit categories (primarily savings, NOW, and money market deposit accounts) has lagged changes in market interest rates, although the Company contractually can change the interest rates on these deposits at any time. A management adjustment provides for these expected repricing lags and for the notion that interest rate changes in many of these core deposit categories, particularly certain transaction accounts, have not been as sensitive to changes in market interest rates. The management adjustment is based upon the relationship of the expected movement in core deposit rates relative to market rates and is reviewed periodically and adjusted to reflect changes in trends. During the third quarter of 1995, the management adjustment was modified to further reflect the lower sensitivity of rates on core deposits to changes in market interest rates.

     At March 31, 1996, the Company's adjusted gap for the total within-180-day period had moved from a positive $958 million at December 31, 1995, to a positive gap position of $1.1 billion. The total within-one-year gap moved from a positive $1.6 billion at December 31, 1995, to a positive $1.7 billion at March 31, 1996.


                                    TABLE F
                       INTEREST RATE SENSITIVITY POSITION
                                 AT PERIOD-END
                                 (IN MILLIONS)

                                         0-30      31-90    91-180   TOTAL WITHIN   181-365   TOTAL WITHIN
                                         DAYS      DAYS      DAYS      180 DAYS      DAYS       ONE YEAR
                                        -------   -------   ------   ------------   -------   ------------
March 31, 1996
  Total assets........................  $ 3,960   $   778    $697       $ 5,435      $1,081      $ 6,516
  Total liabilities...................    6,890       418     506         7,814         407        8,221
                                        -------   -------    ----       -------      ------      -------
  Net contractual gap position........   (2,930)      360     191        (2,379)        674       (1,705)
  Net interest rate swaps.............       --         2      --             2          --            2
                                        -------   -------    ----       -------      ------      -------
  Net gap position including interest
     rate swaps at March 31, 1996.....   (2,930)      362     191        (2,377)        674       (1,703)
  Management adjustment...............    4,601    (1,061)    (60)        3,480         (48)       3,432
                                        -------   -------    ----       -------      ------      -------
Management adjusted gap
  at March 31, 1996...................  $ 1,671   $  (699)   $131       $ 1,103      $  626      $ 1,729
                                        =======   =======    ====       =======      ======      =======
Management adjusted gap at
  December 31, 1995...................  $ 1,260   $  (579)   $277       $   958      $  681      $ 1,639
                                        =======   =======    ====       =======      ======      =======
Management adjusted gap
  at March 31, 1995...................  $ 1,255   $(1,154)   $513       $   614      $  551      $ 1,165
                                        =======   =======    ====       =======      ======      =======

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

     The Company's net liquidity position (short-term investments, securities available for sale, and investment securities, less pledged securities, large CDs, and purchased funds) was $1.3 billion, or 13% of total deposits and borrowings, at March 31, 1996, compared with $1.7 billion, or 16% of total deposits and borrowings, at December 31, 1995, and $1.8 billion, or 18% of total deposits and borrowings, at March 31, 1995. The Company's strong liquidity position allowed for a reduction in the level of borrowings and the expansion of the loan portfolio in the first quarter of 1996. The Company derives additional liquidity flexibility from the relatively short average maturity (1.3 years) of its securities portfolios (page 14).

     The statement of cash flows provides additional information on liquidity. The statement presents the results of the Company's operating, investing, and financing activities. Operating activities included $38.4 million in net income for the first quarter of 1996, before adjustment of noncash items. Investing activities consist primarily of both proceeds from sales and purchases of short-term investments and securities and net loan originations. Financing activities consist primarily of the net deposit activity in the Company's various accounts and short-term borrowings, as well as dividends paid.

     Cash and cash equivalents were $922 million at December 31, 1995. During the first quarter of 1996, net cash provided by operating activities was $41 million, net cash provided by investing activities totaled $389 million, and net cash used in financing activities was $480 million. Cash and cash equivalents were $873 million at March 31, 1996.

     The parent company's primary source of liquidity is dividends received from its subsidiaries and income earned on its securities portfolios. The most significant uses of the parent company's resources are capital contributions to banking and other subsidiaries when appropriate, dividends paid to stockholders, and the acquisition of subsidiaries. In the first quarter of 1996, the parent company was repaid $15 million in advances to a nonbank subsidiary. Dividends received from banking subsidiaries were $14 million during the first quarter of 1996. The parent company paid $12 million in dividends to its stockholders in the first quarter of 1996. In addition, during the first quarter of 1996, the parent company repaid $50 million in floating-rate notes, which were scheduled to mature in September 1997. At March 31, 1996, the parent company had $117 million in cash, short-term investments, and other securities.

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

CREDIT QUALITY REVIEW

Overview

     The Company continually monitors the credit quality of its loan portfolio. Employing a standard system for grading loans, individual account officers assign loan grades, or risk ratings, and, if necessary, a specific loan loss reserve calculated under the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." An independent Loan Review Department reviews loan grades and specific loan loss reserves. Any loan or portion of a loan determined to be uncollectible is charged off. On a quarterly basis, senior management reviews the loan portfolio, with particular emphasis on higher-risk loans, to assess the credit quality and loss potential inherent in the portfolio. Also considered in this review are delinquency trends and the adequacy of reserves. The size of the allowance for loan losses, the OREO reserve, and the related provisions reflect this analysis.

     Nonperforming assets, presented in TABLE G (page 18), (which exclude restructured, accruing loans entered into prior to the adoption of SFAS No. 114 and accruing loans 90 days or more past due) include nonperforming loans (including impaired loans, as defined below) and OREO and were $87 million at March 31, 1996, $83 million at December 31, 1995, and $112 million at March 31, 1995. In accordance with SFAS No. 114, included in nonperforming loans at March 31, 1996 are loans totaling $9.0 million which were restructured during the first quarter of 1996. These loans, which are on accrual status, bear market rates of interest and are performing under the restructured terms. Of the $9.0 million, $4.5 million previously had been reported as nonaccrual and $2.9 million previously had been reported as restructured, accruing loans.


                                    TABLE G
            NONPERFORMING ASSETS; RESTRUCTURED, ACCRUING LOANS; AND
                    ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)


                                                          March 31      DECEMBER 31      MARCH 31
                                                             1996           1995           1995
                                                          --------      ------------     --------
Nonperforming loans
  Nonaccrual loans........................................  $61,529       $63,830       $ 75,512
  Restructured, accruing loans(1).........................    9,009            --             --
                                                            -------       -------       --------
                                                             70,538        63,830         75,512
Other real estate owned
  In-substance foreclosures...............................    4,864         5,272         11,617
  Foreclosed property.....................................   21,219        23,688         41,418
                                                            -------       -------       --------
                                                             26,083        28,960         53,035
  Less OREO reserve.......................................    9,280        10,164         16,542
                                                            -------       -------       --------
  OREO, net of reserve....................................   16,803        18,796         36,493
                                                            -------       -------       --------
Total nonperforming assets................................  $87,341       $82,626       $112,005
                                                            =======       =======       ========
Restructured, accruing loans(2)...........................  $ 2,332       $ 5,949       $  6,765
                                                            =======       =======       ========
Accruing loans 90 days or more past due...................  $38,009       $40,472       $ 30,427
                                                            =======       =======       ========
Nonperforming assets as a percentage of loans and OREO....      1.1%          1.1%           1.6%
Nonperforming assets as a percentage of total assets......      0.8           0.7            1.0

- ---------------

(1) In accordance with SFAS No. 114, included in nonperforming loans at March 31, 1996 are loans totaling $9.0 million which were restructured during the first quarter of 1996. These loans, which are on accrual status, bear market rates of interest and are performing under the restructured terms. Of the $9.0 million, $4.5 million had been previously reported as nonaccrual.

(2) Restructured, accruing loans entered into prior to the adoption of SFAS No. 114 are not reported as nonperforming loans.


     The change in nonperforming assets is shown in TABLE H (page 19). Favorable resolutions, including property sales and payments on nonperforming loans, were $10 million in the first quarter of 1996, or 12% of nonperforming assets at the beginning of the year. Additions to nonperforming assets were $21 million in the first quarter of 1996.


                                    TABLE H
                            CHANGE IN ASSET QUALITY
                                 (IN THOUSANDS)

                                             1996                          1995
                                            -------      -----------------------------------------
                                             FIRST        FOURTH     THIRD      SECOND     FIRST
                                            QUARTER      QUARTER    QUARTER    QUARTER    QUARTER
                                            -------      --------   --------   --------   --------
Nonperforming assets(1)(2)................  $87,341      $ 82,626   $ 76,877   $ 96,814   $112,005
                                            =======      ========   ========   ========   ========
Nonperforming asset activity:
  Additions...............................  $21,283(2)   $ 23,883   $ 12,715   $ 21,870   $  7,573
                                            -------      --------   --------   --------   --------
  Payments................................   (6,436)       (9,492)   (16,087)   (13,567)    (5,721)
  Returns to accrual......................       --          (307)    (2,251)    (1,227)      (104)
  OREO sales..............................   (3,448)       (3,928)   (12,022)   (13,863)    (6,645)
                                            -------      --------   --------   --------   --------
   Total improvements.....................   (9,884)      (13,727)   (30,360)   (28,657)   (12,470)
                                            -------      --------   --------   --------   --------
   Net inflow (outflow)...................   11,399        10,156    (17,645)    (6,787)    (4,897)
                                            -------      --------   --------   --------   --------
Charge-offs...............................   (7,568)       (5,695)    (6,697)    (9,089)    (4,884)
Net change in OREO reserve................      884         1,288      4,405        685       (240)
                                            -------      --------   --------   --------   --------
Total increase (decrease) in nonperforming
  assets..................................  $ 4,715      $  5,749   $(19,937)  $(15,191)  $(10,021)
                                            =======      ========   ========   ========   ========

- ---------------
(1) At period-end, excluding restructured, accruing loans entered into prior to the adoption of SFAS No. 114 and accruing loans 90 days or more past due.

(2) In accordance with SFAS No. 114, included in nonperforming loans at March 31, 1996 are loans totaling $9.0 million which were restructured during the first quarter of 1996. These loans, which are on accrual status, bear market rates of interest and are performing under the restructured terms. Of the $9.0 million, $4.5 million had been previously reported as nonaccrual.


    Nonperforming Loans

     A commercial or commercial real estate loan is impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and instalment loans, are not individually reported as impaired. Total impaired loans were $53 million at March 31, 1996, compared with $48 million at December 31, 1995 and $59 million at March 31, 1995. Impaired loans at March 31, 1996 include $9.0 million of loans restructured in the first quarter of 1996 which are on accrual status.

     Total nonperforming loans (TABLE I), including impaired loans, were $71 million at March 31, 1996, compared with $64 million at December 31, 1995 and $76 million at March 31, 1995.

                                    TABLE I
                             NONPERFORMING LOANS(1)
                                 AT PERIOD-END
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                           MARCH 31, 1996           1995            MARCH 31, 1995
                                          ----------------     ---------------     ----------------
Commercial..............................  $20,008       29%    $22,227      35%    $16,363       22%
Commercial real estate..................   32,674       46      25,832      41      42,255       56
Residential mortgage....................   14,049       20      13,068      20      15,278       20
Instalment..............................    3,807        5       2,703       4       1,616        2
                                          -------      ---     -------     ---     -------      ---
          Total nonperforming loans.....  $70,538      100%    $63,830     100%    $75,512      100%
                                          =======      ===     =======     ===     =======      ===

- ---------------
(1) Excludes restructured, accruing loans entered into prior to the adoption of SFAS No. 114 and accruing loans 90 days or more past due.

Other Real Estate Owned

     OREO consists of foreclosed properties and in-substance foreclosures. Foreclosed properties are being prepared for sale or are currently listed for sale. In-substance foreclosures are assets for which the Company has received physical possession of the collateral. OREO (net of a valuation reserve) declined to $17 million at March 31, 1996, from $19 million at December 31, 1995 and $36 million at March 31, 1995. The decline is primarily due to property sales.

Restructured, Accruing Loans

     The Company restructures credits with troubled borrowers if such arrangements are likely to minimize losses the Company may otherwise incur on a particular credit. Nonaccrual loans that have been restructured remain on nonaccrual status unless the customer has demonstrated a period of performance and there is reasonable assurance of collection of principal and interest.

     Troubled debt restructurings entered into after December 31, 1994, are accounted for as impaired loans until the year subsequent to restructure, provided that the loan bears a market rate of interest at the time of restructure and is performing under the restructured terms. The amount of troubled debt restructurings entered into during the first quarter of 1996 was $9.0 million. These loans have been accounted for as impaired loans and have been disclosed as nonperforming loans. The Company did not enter into any restructured, accruing loan agreements during the first quarter of 1995.

     Loans restructured prior to the adoption of SFAS No. 114 on January 1, 1995, are exempt from the provisions of that statement provided they are performing under the restructured terms. Pre-SFAS No. 114 restructured, accruing loans are not reported as nonperforming loans and were $2 million at March 31, 1996, compared with $6 million at December 31, 1995 and $7 million at March 31, 1995.

Accruing Loans 90 Days or More Past Due

     Accruing loans 90 days or more past due, presented in TABLE J, were $38 million at March 31, 1996, $40 million at December 31, 1995, and $30 million at March 31, 1995. The increase from the first quarter of 1995 was the result of the New Hampshire acquisitions and an increase in consumer credit delinquencies. Of the $38 million in accruing loans 90 days or more past due at March 31, 1996, residential real estate loans and instalment loans together represented 91% of the total. Residential real estate and instalment loans by their nature include a large number of smaller loans. Of the $11 million in such residential real estate loans, $10 million were in owner-occupied properties.

                                               TABLE J
                                ACCRUING LOANS 90 DAYS OR MORE PAST DUE
                                            AT PERIOD-END
                                       (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                           MARCH 31, 1996           1995            MARCH 31, 1995
                                          ----------------     ---------------     ----------------
Commercial..............................  $ 1,069        3%    $ 1,710       4%    $   624        2%
Commercial real estate..................    2,385        6         831       2       1,974        6
Residential mortgage....................   11,206       29      13,238      33       8,492       28
Instalment..............................   23,349       62      24,693      61      19,337       64
                                          -------      ---     -------     ---     -------      ---
          Total.........................  $38,009      100%    $40,472     100%    $30,427      100%
                                          =======      ===     =======     ===     =======      ===

Allowance for Loan Losses

     The allowance for loan losses (TABLE K, page 21) was $152 million at March 31, 1996. The coverage of nonperforming loans (allowance for loan losses as a percentage of nonperforming loans) increased to 215% at March 31, 1996 from 194% at March 31, 1995. The coverage of nonperforming loans was 241% at December 31, 1995. The coverage of nonperforming loans; restructured, accruing loans; and accruing loans 90 days or more past due was 137% at March 31, 1996, 139% at December 31, 1995, and 130% at March 31, 1995.

                                       TABLE K
                           SUMMARY OF LOAN LOSS EXPERIENCE
                               (DOLLARS IN THOUSANDS)

                                                                           1996       1995(1)
                                                                        ----------   ----------
Loans outstanding at March 31.........................................  $7,869,849   $6,774,494
                                                                        ==========   ==========
Average loans.........................................................  $7,775,154   $6,710,187
                                                                        ==========   ==========
Allowance for loan losses:
Balance at beginning of period........................................  $  153,688   $  146,835
  Loans charged off
   Commercial.........................................................       4,029          961
   Commercial real estate.............................................         209        1,713
   Residential mortgage...............................................       1,472        1,387
   Instalment.........................................................       8,616        7,187
                                                                        ----------   ----------
   Total loans charged off............................................      14,326       11,248
                                                                        ----------   ----------
  Recoveries
     Commercial.......................................................       1,422        1,013
     Commercial real estate...........................................       1,309        1,296
     Residential mortgage.............................................         807          440
     Instalment.......................................................       1,880        1,512
                                                                        ----------   ----------
     Total recoveries.................................................       5,418        4,261
                                                                        ----------   ----------
     Net loans charged off............................................       8,908        6,987
  Provision for loan losses...........................................       6,900        6,500
                                                                        ----------   ----------
Balance at March 31...................................................  $  151,680   $  146,348
                                                                        ==========   ==========
Annualized net charge-offs as a percentage of average period-to-date
  loans...............................................................         0.5%         0.4%
Allowance for loan losses as a percentage of period-end loans.........         1.9          2.2
Allowance for loan losses as a percentage of nonperforming loans......       215.0        193.8
Allowance for loan losses as a percentage of nonperforming loans;
  restructured, accruing loans; and accruing loans past due 90 days or
  more................................................................       136.8        129.9

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

CAPITAL AND DIVIDENDS

     BayBanks' consolidated risk-based capital ratios were 13.23% for total capital and 11.97% for core capital at March 31, 1996, compared with 13.36% and 11.81%, respectively, at March 31, 1995. At December 31, 1995, the consolidated risk-based capital ratios were 12.80% for total capital and 11.41% for core capital. The consolidated leverage ratio was 7.95%, 7.66%, and 7.55% at March 31, 1996, December 31, 1995, and March 31, 1995, respectively (TABLE L, page
22).

                                                       TABLE L
                                                   CAPITAL RATIOS
                                                   MARCH 31, 1996

                                                  RISK-BASED RATIOS
                               --------------------------------------------------------
                                     TIER 1 CAPITAL                TOTAL CAPITAL               LEVERAGE RATIO
                               ---------------------------  ---------------------------  ---------------------------
                                REQUIRED TO BE               REQUIRED TO BE               REQUIRED TO BE
                               WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED  WELL CAPITALIZED*  REPORTED
                               -----------------  --------  -----------------  --------  -----------------  --------
BayBanks, Inc.................         n/a%         11.97%          n/a%         13.23%          n/a%         7.95%
BayBank, N.A. (Note)..........        6.00          10.17         10.00          11.43          5.00          6.92
BayBank FSB (Note)............        6.00          13.19         10.00          14.45          5.00          8.11
BayBank NH (Note).............        6.00          22.33         10.00          23.61          5.00          9.89
- ------------------------
BayBank, N.A. Pro Forma
  (Note)......................        6.00          10.43         10.00          11.69          5.00          7.03

 * Under Federal Prompt Corrective Action and Risk-based Deposit Insurance Assessment Regulations.

n/a - not applicable

Note: During the second quarter of 1996, BayBank NH was converted to a nationally chartered bank (BayBank NH, N.A.). In addition, applications have been filed to convert BayBank FSB to a nationally chartered bank, to merge BayBank NH, N.A. into BayBank FSB (after conversion of charter) and to merge the surviving New Hampshire national bank into BayBank, N.A. The Pro Forma BayBank, N.A. capital ratios assume these mergers were effective March 31, 1996.

     The Company paid a dividend in the first quarter of 1996 of $.60 per share and on April 25, 1996, declared a quarterly dividend of $.60 per share payable June 1, 1996. Under the Company's Merger Agreement with Bank of Boston, the Company's quarterly dividend may not be increased without the consent of Bank of Boston.


                                 BAYBANKS, INC.

                     AVERAGE BALANCES AND CAPITAL RATIOS(1)

                             (DOLLARS IN MILLIONS)

                                                              1996                     1995
                                                             -------   -------------------------------------
                                                              FIRST    FOURTH     THIRD    SECOND     FIRST
                                                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------   -------
ASSETS
Interest-bearing deposits and other short-term
  investments..............................................  $   271   $   432   $  366    $  215    $  205
Securities available for sale(2)...........................    2,432     1,147      337       225       231
Investment securities(2)...................................       53     1,418    2,303     2,574     2,687
Loans(3)
  Commercial...............................................    1,546     1,587    1,609     1,615     1,533
  Commercial real estate...................................    1,191     1,085    1,090       981       980
  Residential mortgage.....................................    2,097     1,991    1,831     1,415     1,357
  Instalment...............................................    2,941     2,895    2,846     2,820     2,840
                                                             -------   -------   -------   -------   -------
                                                               7,775     7,558    7,376     6,831     6,710
  Less allowance for loan losses...........................      155       155      157       146       151
                                                             -------   -------   -------   -------   -------
                                                               7,620     7,403    7,219     6,685     6,559
                                                             -------   -------   -------   -------   -------
         Total earning assets..............................   10,531    10,555   10,382     9,845     9,833
Cash and due from banks....................................      705       711      690       667       632
Other assets...............................................      501       482      495       442       440
                                                             -------   -------   -------   -------   -------
         Total assets......................................  $11,582   $11,593   $11,410   $10,808   $10,754
                                                             =======   =======   =======   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand...................................................  $ 2,122   $ 2,134   $2,090    $2,013    $1,998
  NOW accounts.............................................    1,538     1,472    1,439     1,377     1,383
  Savings..................................................    1,504     1,484    1,479     1,431     1,451
  Money market deposit accounts............................    2,611     2,545    2,539     2,468     2,512
  Consumer time............................................    1,887     1,838    1,789     1,401     1,189
  Time -- $100,000 or more.................................      209       217      216       210       175
                                                             -------   -------   -------   -------   -------
                                                               9,871     9,690    9,552     8,900     8,708
Federal funds purchased and other short-term borrowings....      598       807      799       947     1,114
Long-term debt.............................................       62        65       65        51        51
                                                             -------   -------   -------   -------   -------
         Total deposits and borrowings.....................   10,531    10,562   10,416     9,898     9,873
Other liabilities(4).......................................      104       115      103        86        81
Stockholders' equity.......................................      947       916      891       824       800
                                                             -------   -------   -------   -------   -------
         Total liabilities and stockholders' equity........  $11,582   $11,593   $11,410   $10,808   $10,754
                                                             =======   =======   =======   =======   =======
CAPITAL RATIOS
Risk-Based
  Core (Min. regulatory standard -- 4.00%).................    11.97%    11.41%    11.57%    11.99%    11.81%
  Total (Min. regulatory standard -- 8.00%)................    13.23     12.80     13.10     13.53     13.36
Leverage...................................................     7.95      7.66      7.59      7.75      7.55

- ---------------
(1) Average balances exclude the impact of average unrealized gains on securities available for sale, net of tax.

(2) During the fourth quarter of 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the classification of securities, and the Company reclassified $2.0 billion from investment securities to securities available for sale.

(3) Nonperforming loans are included in the average balances.

(4) Includes guarantee of ESOP indebtedness.


                                 BAYBANKS, INC.

                             SUMMARY OF OPERATIONS

   (DOLLARS IN THOUSANDS ON A TAX EQUIVALENT BASIS, EXCEPT PER SHARE AMOUNTS)

                                                      1996                          1995
                                                    --------    --------------------------------------------
                                                     FIRST       FOURTH      THIRD       SECOND      FIRST
                                                    QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                                    --------    --------    --------    --------    --------
Income on earning assets..........................  $208,686    $212,404    $209,826    $197,045    $192,179
Interest expense on deposits and borrowings.......    73,535      77,945      76,738      70,885      66,430
                                                    --------    --------    --------    --------    --------
Net interest income...............................   135,151     134,459     133,088     126,160     125,749
Noninterest income................................    59,170      54,714      57,344      55,752      51,441
                                                    --------    --------    --------    --------    --------
Total income from operations......................   194,321     189,173     190,432     181,912     177,190
Operating expenses................................   123,017     117,288     125,109     119,926     116,552
                                                    --------    --------    --------    --------    --------
OPERATING INCOME BEFORE NET SECURITIES GAINS
  (LOSSES) AND PROVISIONS FOR LOAN LOSSES AND OREO
  RESERVE.........................................    71,304      71,885      65,323      61,986      60,638
                                                    --------    --------    --------    --------    --------
Net securities gains (losses).....................         5          (3)         42          --           1
                                                    --------    --------    --------    --------    --------
Provision for loan losses.........................     6,900       6,000       6,000       6,500       6,500
Provision for OREO reserve, net...................      (398)       (592)       (229)         --       1,000
                                                    --------    --------    --------    --------    --------
Credit provisions.................................     6,502       5,408       5,771       6,500       7,500
                                                    --------    --------    --------    --------    --------
Pre-tax income....................................    64,807      66,474      59,594      55,486      53,139
Less tax equivalent adjustment included above.....     3,254       3,395       2,891       2,943       2,795
                                                    --------    --------    --------    --------    --------
Income before taxes...............................    61,553      63,079      56,703      52,543      50,344
Provision for income taxes........................    23,174      25,257      21,984      18,185      19,869
                                                    --------    --------    --------    --------    --------
NET INCOME........................................  $ 38,379    $ 37,822    $ 34,719    $ 34,358    $ 30,475
                                                    ========    ========    ========    ========    ========
EARNINGS PER SHARE................................  $   1.92    $   1.90    $   1.74    $   1.78    $   1.58

DIVIDENDS PAID PER SHARE..........................  $   0.60    $   0.60    $   0.60    $   0.50    $   0.50

FINANCIAL RATIOS
Return on average equity..........................      16.0%       16.3%       15.5%       16.7%       15.5%
Return on average assets..........................      1.33        1.29        1.21        1.28        1.15

COMMON STOCK DATA
Period-end book value per share...................  $  49.46    $  48.43    $  46.18    $  44.09    $  42.81
Period-end tangible book value per share..........     46.69       45.64       43.74       43.84       42.59
Dividend payout ratio.............................      31.3%       31.6%      34.5%        28.1%       31.6%
Range of BayBanks, Inc., last sale price
  High............................................  $ 108.00    $  98.25    $  83.75    $  79.50    $  64.50
  Low.............................................     88.75       75.88       74.75       60.50       52.00
  Close...........................................    107.50       98.25       75.88       79.25       64.50

                                 BAYBANKS, INC.

             AVERAGE YIELDS, RATES PAID, AND NET INTEREST MARGIN(1)

                                                  1996                          1995
                                                 -------     -------------------------------------------
                                                  FIRST      FOURTH       THIRD      SECOND       FIRST
                                                 QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                                 -------     -------     -------     -------     -------
Interest-bearing deposits and other short-term
  investments..................................    5.40%       5.74%       5.78%       6.04%       5.84%
Securities available for sale(2)...............    5.90        5.89        6.24        6.64        6.80
Investment securities..........................    9.38        5.94        5.81        5.72        5.51
Loans..........................................    8.67        8.83        8.92        8.99        8.94
  Commercial...................................    8.36        8.59        8.68        8.85        8.92
  Commercial real estate.......................    8.92        9.26        9.26        9.31        8.98
  Residential mortgage.........................    7.64        7.62        7.70        7.69        7.62
  Instalment...................................    9.44        9.62        9.70        9.61        9.57
Total earning assets...........................    7.94%       7.99%       8.03%       8.01%       7.89%
Interest-bearing funds.........................    3.51%       3.66%       3.65%       3.60%       3.41%
  NOW accounts.................................    1.21        1.32        1.37        1.36        1.37
  Savings......................................    2.26        2.33        2.30        2.29        2.25
  Money market deposit accounts................    3.44        3.47        3.44        3.37        3.22
  Consumer time................................    5.63        5.67        5.61        5.46        4.83
  Time -- $100,000 or more.....................    5.29        5.58        5.65        5.84        5.78
  Short-term borrowings........................    5.35        5.68        5.77        5.99        5.84
  Long-term debt...............................    5.93        6.01        6.22        6.35        6.50
Interest expense as a percentage of average
  earning assets...............................    2.80%       2.92%       2.93%       2.88%       2.73%
Net interest margin............................    5.14%       5.07%       5.10%       5.13%       5.16%

- ---------------

(1) Tax equivalent basis.
(2) Yields based on average amortized cost.



                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit List and Index on page 27.

     (b) A report on Form 8-K was filed on April 19, 1996, reporting that the Company issued a press release on April 18, 1996 containing its operating results for the first quarter of 1996.

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

Date: May 13, 1996

                                 BAYBANKS, INC.

                             EXHIBIT LIST AND INDEX

EXHIBIT NO.                                      DESCRIPTION
- -----------   ----------------------------------------------------------------------------------
MISCELLANEOUS
10.1          -- Certificate of Vote Modifying 1990 Stock Plan for Directors.
11.1          -- Computation of Primary and Fully Diluted Earnings Per Share. See Page 28.
27            -- Financial Data Schedule.